Form 10-Q
period 1996-03-31
CELESTIAL SEASONINGS INC
filed 1996-05-10
CIK 729176

- - --------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission file number 0-22018

                          CELESTIAL  SEASONINGS,  INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                          84-1097571
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)         Identification No.)


                 4600 SLEEPYTIME DRIVE, BOULDER CO  80301-3292
         (Address of principal executive offices, including zip code)

                                (303) 530-5300
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]          No [ ]

As of April 30, 1996  the Registrant had 4,047,711 shares of Common Stock, $0.01
Par Value, outstanding. This report on Form 10-Q contains 14 pages.
- - --------------------------------------------------------------------------------

                          CELESTIAL  SEASONINGS,  INC.


                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION
- - ------------------------------

                                                                 PAGE(S)
                                                                 -------
ITEM 1.  FINANCIAL STATEMENTS

         Unaudited consolidated income statements                   3

         Unaudited consolidated balance sheets                      4

         Unaudited consolidated statements of cash flows            5

         Notes to unaudited consolidated financial statements       6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          7-10


PART II - OTHER INFORMATION
- - ---------------------------


ITEM 1.  LEGAL PROCEEDINGS                                          11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        11


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11


SIGNATURES                                                          12

                          CELESTIAL SEASONINGS, INC.
                        CONSOLIDATED INCOME STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                 Three Months Ended          Six Months Ended
                                      March 31,                  March 31,
                                 ------------------         ------------------
                                   1996      1995             1996      1995
                                 --------  --------         --------  --------

Case volume                         1,437     1,456            2,859     2,679

Net sales                        $ 23,950  $ 24,232         $ 47,582  $ 45,357

Cost of goods sold                  8,755     8,588           17,505    16,243
                                 --------  --------         --------  --------
   Gross profit                    15,195    15,644           30,077    29,114

Operating expenses:
   Selling and marketing            8,757     9,416           18,907    17,859
   General and administrative       1,153     1,255            2,205     2,769
   Amortization of intangibles        356       496              742       977
                                 --------  --------         --------  --------
      Total operating expenses     10,266    11,167           21,854    21,605

Operating income                    4,929     4,477            8,223     7,509

Interest expense                      215       278              471       657
                                 --------  --------         --------  --------
Income before income taxes          4,714     4,199            7,752     6,852

Income taxes                        1,873     1,052            3,059     1,850
                                 --------  --------         --------  --------
Net income                       $  2,841  $  3,147         $  4,693  $  5,002
                                 ========  ========         ========  ========
Net income per common share      $   0.69  $   0.77         $   1.14  $   1.23
                                 ========  ========         ========  ========
Weighted average common shares      4,126     4,077            4,109     4,077
                                 ========  ========         ========  ========



    See accompanying notes to unaudited consolidated financial statements.

                           CELESTIAL SEASONINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                    ASSETS
                                                   March 31,      September 30,
                                                     1996            1995
                                                -------------     -------------
Current assets:
  Cash and cash equivalents                       $    272         $     375
  Accounts receivable,
    net of allowance (Mar.-$138 Sept.-$71)           9,104             5,298
  Inventory                                          7,741             7,721
  Deferred income taxes                                651               835
  Prepaid expenses                                     404               660
                                                  ---------         ---------
    Total current assets                            18,172            14,889
Property, plant and equipment, net                  16,712            16,645
Intangible assets, net                              13,830            14,139
Goodwill, net                                        5,683             5,791
Deferred income taxes                                   46               229
Other assets                                         1,446             1,634
                                                  ---------         ---------
    Total assets                                  $ 55,889          $ 53,327
                                                  =========         =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  4,657          $  3,516
  Accrued liabilities and wages                      4,898             4,161
  Accrued income taxes                                 933               564
  Accrued interest payable                              57                54
  Current portion of long-term debt                    358               355
                                                  ---------         ---------
    Total current liabilities                       10,903             8,650

Long-term debt                                       8,268            12,768

Commitments

Stockholders' equity:
  Common stock, $.01 par value-authorized
     15,000,000 shares;
   Mar.-issued 4,047,303 shares, outstanding
     4,042,303 shares
   Sept.-issued 4,041,378 shares, outstanding
     4,036,378 shares                                   40                40
  Capital surplus                                   33,122            33,006
  Retained earnings (Accumulated deficit)            3,651            (1,042)
  Treasury stock, 5,000 shares of common stock
     at cost                                           (95)              (95)
                                                  ---------         ---------
    Total stockholders' equity                      36,718            31,909
                                                  ---------         ---------
Total liabilities and stockholders' equity        $ 55,889          $ 53,327
                                                  =========         =========



    See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                          Six Months Ended
                                                              March 31,
                                                         -----------------
                                                           1996      1995
                                                         -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 4,693   $ 5,002
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                              519       420
   Amortization of intangibles                               742       977
   Amortization of financing fees                            112       112
   Deferred income taxes                                     367       (31)
 Changes in operating assets and liabilities:
   Accounts receivable                                    (3,806)   (1,902)
   Inventory                                                 (20)   (2,035)
   Prepaid expenses                                          256      (104)
   Accounts payable                                        1,141     2,344
   Accrued liabilities and wages                             737     1,304
   Accrued income taxes                                      369       248
   Accrued interest payable                                    3        41
                                                         -------   -------
Net cash provided by operating activities                  5,113     6,376
                                                         -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                       (586)     (713)
 Increase in intangible assets                              (325)     (373)
 Investment in affiliate                                      --       (80)
 Decrease in other assets                                     76        18
                                                         -------   -------
Net cash used in investing activities                       (835)   (1,148)
                                                         -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuance                         116        42
 Acquisition of treasury stock                                --       (95)
 Increase in long-term debt                                5,470     1,200
 Reduction in long-term debt                              (9,967)   (6,287)
                                                         -------   -------
Net cash used in financing activities                     (4,381)   (5,140)
                                                         -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (103)       88

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             375       266
                                                         -------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   272   $   354
                                                         =======   =======

CASH PAID FOR INTEREST                                   $   338   $   502
CASH PAID FOR INCOME TAXES                               $ 2,323   $ 1,633



    See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     Basis of Presentation - Each fiscal quarter includes thirteen weeks. The Company's second fiscal quarter ends on the last Saturday of March. For presentation purposes, however, the second fiscal quarter is presented as if it ended on March 31.

     The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation.

     Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1996. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1996 and 1995 covered thereby.


2.   DETAIL OF INVENTORY ACCOUNTS

                                    March 31,     September 30,
                                       1996            1995
                                    ---------     -------------
     Raw materials and supplies      $ 5,131         $ 4,850
     Work in process                     804           1,057
     Finished goods                    2,210           2,693
                                     -------         -------
                                       8,145           8,600
     Less inventory reserves             404             879
                                     -------         -------
     Total                           $ 7,741         $ 7,721
                                     =======         =======

3.   LEGAL PROCEEDINGS

     On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et.al., in the United States District
- - ---------------------------------------------
Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to the Company, the complaint names as defendants certain of the Company's present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July 12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action,and such other relief as the court may order.

     On November 6, 1995, the federal district court granted a motion by Celestial and the other defendants to dismiss the case. The court's order became final on December 11, 1995, after the plaintiff failed to amend the complaint within the time permitted by the trial court. The plaintiff filed a notice of appeal of the trial court's decision and, on January 31, 1996, submitted a brief with the United States Court of Appeals for the Tenth Circuit.

                         CELESTIAL  SEASONINGS,  INC.
            MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                    CONDITION  AND  RESULTS  OF OPERATIONS

SEASONALITY

     The Company's business is seasonal and its quarterly results of operations reflect the results of increased demand for the Company's hot herb tea products in the cooler months of the year. The following table sets forth selected unaudited quarterly consolidated financial and operational data for the six most recent quarters.

                                                              Quarter Ended
                                   --------------------------------------------------------------------
                                       Fiscal 1996                          Fiscal 1995
                                   --------------------     -------------------------------------------
                                   Mar 31       Dec 31      Sep 30      Jun 30      Mar 31      Dec 31
                                   --------     -------     -------     -------     -------     -------
                                                              (in thousands)
Case sales                            1,437       1,422         831         764       1,456       1,223
Net sales                           $23,950     $23,632     $13,482     $11,265     $24,232     $21,125
Gross profit                         15,195      14,882       7,746       5,895      15,644      13,470
Operating income                      4,929       3,294         849         822       4,477       3,032
Operating margin                       20.6%       13.9%        6.3%        7.3%       18.5%       14.4%
Net income                          $ 2,841     $ 1,852     $   480     $   385     $ 3,147     $ 1,855
Percent of fiscal year net sales        N/A         N/A        19.2%       16.1%       34.6%       30.1%

  The Company has experienced quarterly fluctuations in sales volume and operating results when compared to previous years due to a number of factors, including the timing of trade promotions, advertising and consumer promotional expenditures. The Company, as is common in the tea industry, offers trade promotions for limited time periods on specific items in order to provide incentives for the purchase and promotion of products. The impact on case sales from period to period due to the timing and extent of such trade promotions can be significant.


RESULTS OF OPERATIONS

  The following table is derived from the Company's unaudited consolidated income statements for the periods indicated and presents (i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.

                                                                                  Period-to-Period
                                      Percentage of Net Sales               Percentage Increase/(Decrease)
                                --------------------------------------      ------------------------------
                                                                            Three Months       Six Months
                                Three Months Ended    Six Months Ended         Ended             Ended
                                    March 31,            March 31,            March 31,         March 31,
                                ------------------    ----------------      ------------      ------------
                                1996         1995     1996       1995       1996 to 1995      1996 to 1995
                                -----        -----    -----      -----      ------------      ------------
Net sales                       100.0%       100.0%   100.0%     100.0%          (1.2)%             4.9%
Cost of goods sold               36.6         35.4     36.8       35.8            1.9               7.8
                                -----        -----    -----      -----
Gross profit                     63.4         64.6     63.2       64.2           (2.9)              3.3
Selling and marketing            36.5         38.9     39.7       39.4           (7.0)              5.9
General and administrative        4.8          5.2      4.6        6.1           (8.1)            (20.4)
Amortization of intangibles       1.5          2.0      1.6        2.1          (28.2)            (24.1)
                                -----        -----    -----      -----
Operating income                 20.6         18.5     17.3       16.6           10.1               9.5
Interest expense                  0.9          1.2      1.0        1.5          (22.7)            (28.3)
                                -----        -----    -----      -----
Income before income taxes       19.7         17.3     16.3       15.1           12.3              13.1
Income taxes                      7.8          4.3      6.4        4.1           78.0              65.4
                                -----        -----    -----      -----
Net income                       11.9%        13.0%     9.9%      11.0%          (9.7)%            (6.2)%
                                =====        =====    =====      =====

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

  Net sales. Net sales for the three months ended March 31, 1996 decreased 1.2% to $24.0 million from $24.2 million for the comparable period in fiscal 1995. Case sales decreased 1.3% to 1,437,000 cases from 1,456,000 cases. Fiscal 1995 case and net sales reflect sales of bottled iced tea, a product now licensed to Royal Crown Company, Inc. and not included in the comparable period of fiscal 1996.

  Gross profit. Gross profit for the three months ended March 31, 1996 decreased 2.9% to $15.2 million from $15.6 million for the comparable period in fiscal 1995. The Company's gross profit margin decreased to 63.4% from 64.6% for the comparable prior year period. The decline in gross margin was driven, in large part, by the liquidation of a discontinued product.

  Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 1996 decreased 7.0% to $8.8 million from $9.4 million for the comparable period in fiscal 1995, and decreased as a percentage of net sales to 36.5% from 38.9%. The decrease in selling and marketing expenses primarily was due to a decrease in trade promotion expenses. This decrease was partially offset by an increase in advertising expenses.

  General and administrative expenses. General and administrative expenses for the three months ended March 31, 1996 decreased 8.1% from the comparable period in fiscal 1995, and decreased as a percentage of net sales to 4.8% from 5.2%. The decrease is primarily due to spending controls implemented by the Company which resulted in reduced expenses in several areas.

  Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for the three months ended March 31, 1996, decreased 28.2% from fiscal 1995. Amortization of intangibles was lower for fiscal 1996, as compared to fiscal 1995, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

  Operating income. Operating income for the three months ended March 31, 1996 increased 10.1% from the comparable period in fiscal 1995. Operating income as a percentage of net sales increased to 20.6% from 18.5% primarily due to reduced operating expenses.

  Interest expense. Interest expense for the three months ended March 31, 1996 declined 22.7% from the comparable period in fiscal 1995 as a result of reduced outstanding borrowings.

  Income taxes. Income tax expense for the three months ended March 31, 1996 increased 78.0% from the comparable period in fiscal 1995. The increase in income tax expense primarily was due to the utilization of net operating loss carryforwards in fiscal 1995 and realization of deferred tax assets during fiscal 1995 for which valuation allowances had been provided in accordance with SFAS No. 109 in prior periods. These items were not available for use in fiscal 1996.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1995

  Net sales. Net sales for the six months ended March 31, 1996 increased 4.9% to $47.6 million from $45.4 million for the comparable period in fiscal 1995. The increase primarily was attributable to an increase in case sales of 6.7% to 2,859,000 cases from 2,679,000 cases. Case sales growth was the result of increased sales of the Company's herb and specialty black hot tea products and new product sales. This increase in sales volume reflects increased shipments to the Company's traditional channels of distribution as well as expansion into other channels.

  Gross profit. Gross profit for the six months ended March 31, 1996 increased 3.3% to $30.1 million from $29.1 million for the comparable period in fiscal 1995. The Company's gross profit margin decreased to 63.2% from 64.2% for the comparable prior year period. The decline in gross margin was driven, in large part, by the liquidation of a discontinued product.

  Selling and marketing expenses. Selling and marketing expenses for the six months ended March 31, 1996 increased 5.9% to $18.9 million from $17.9 million for the comparable period in fiscal 1995, and increased as a percentage of net sales to 39.7% from 39.4%. The increase in selling and marketing expenses primarily was due to an increase in advertising expenses. This increase was partially offset by a decrease in trade promotion expenses.

  General and administrative expenses. General and administrative expenses for the six months ended March 31, 1996 decreased 20.4% from the comparable period in fiscal 1995, and decreased as a percentage of net sales to 4.6% from 6.1% for the same period of the prior fiscal year. The primary reason for the decrease in general and administrative expenses was a one-time charge incurred in the first quarter of fiscal 1995 related to the Company's acquisition efforts.

  Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for the six months ended March 31, 1996, decreased 24.1% from fiscal 1995. Amortization of intangibles was lower for fiscal 1996, as compared to fiscal 1995, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

  Operating income. Operating income for the six months ended March 31, 1996 increased 9.5% from the comparable period in fiscal 1995, primarily due to increased net sales. Operating income as a percentage of net sales increased to 17.3% from 16.6% as operating expenses decreased as a percentage of net sales.

  Interest expense. Interest expense for the six months ended March 31, 1996 declined 28.3% from the comparable period in fiscal 1995 as a result of reduced outstanding borrowings.

  Income taxes. Income tax expense for the six months ended March 31, 1996 increased 65.4% from the comparable period in fiscal 1995. The increase in income tax expense primarily was due to the utilization of net operating loss carryforwards in fiscal 1995 and realization of deferred tax assets during fiscal 1995 for which valuation allowances had been provided in accordance with SFAS No. 109 in prior periods. These items were not available for use in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Purchases of inventory, marketing expenditures, support of accounts receivable and payment of principal and interest under the Company's credit facility have historically been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal uses of funds in the future will be the development of new or existing products, including the Company's iced teas and nutraceutical products, and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under the credit facility. The Company currently believes that funds from operations and funds expected to be available under the credit facility are likely to be sufficient to meet operating and capital requirements unless a significant acquisition were made.

  Cash and cash equivalents decreased by $0.1 million for the six months ended March 31, 1996. Cash provided by operating activities was $5.1 million for the six months ended March 31, 1996. The Company's investing activities used cash of $0.8 million, and the Company's financing activities used cash of $4.4 million for the six months ended March 31, 1996.

  The Company incurred capital expenditures of approximately $911,000 during the six months ended March 31, 1996, including $586,000 primarily for factory equipment and $325,000 for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $2.0 to $2.5 million in fiscal 1996.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- - --------------------------

The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------

The annual meeting of stockholders of the Company was held on February 8, 1996. The following matters were submitted to a vote of the stockholders:

(a) Election of directors - Two Class II directors were elected to serve until the 1999 annual meeting of stockholders and until successors are elected.



                            TOTAL VOTES FOR           TOTAL VOTES WITHHELD
                            ---------------           --------------------
     Ronald V. Davis           3,615,512                     38,278
     John D. Howard            3,615,512                     38,278



Incumbent Class III directors with terms expiring in 1997 are Mo Siegel and James P. Kelley. Incumbent Class I directors with terms expiring in 1998 are Leonard Lieberman and Marina Hahn.

(b) Approval of an amendment to the Company's Employee Stock Purchase Plan -The proposal was approved by a vote of 3,318,392 shares in favor, 222,998 shares against, and 10,179 shares abstaining.

(c) Appointment of independent auditors - The proposal to ratify the appointment of Deloitte & Touche LLP as the Company's certified public accountants for the fiscal year ending September 30, 1996 was approved by a vote of 3,643,123 shares in favor, 5,480 shares against, and 5,187 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

(a)  Exhibits
     --------

Exhibit No.                          Description
- - -----------                          -----------

   23.1    -     Report of Deloitte & Touche LLP on consolidated financial
                 statements


(b)  Reports on Form 8-K
     -------------------

     There were no reports on Form 8-K for the quarter ending March 31, 1996.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CELESTIAL SEASONINGS, INC.
                      (Registrant)


  May 10, 1996  BY:  /s/ Darrell F. Askey
                     --------------------

                             Darrell F. Askey

                             Vice President - Finance, Secretary and Treasurer (Principal Financial Officer)

                               INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                                   Sequentially
                                                                     Numbered
Exhibit No                   Description                               Pages
- - ----------                   -----------                           ------------

   23.1    -    Report of Deloitte & Touche LLP on consolidated         14
                financial statements