Form 10-Q
period 1996-06-30
CELESTIAL SEASONINGS INC
filed 1996-08-12
CIK 729176

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


            [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

                            Yes [X]          No [ ]

As of July 31, 1996 the Registrant had 4,049,147 shares of Common Stock, $0.01 Par Value, outstanding. This report on Form 10-Q contains 15 pages.

                         CELESTIAL  SEASONINGS,  INC.



                                     INDEX
                                     -----



PART I - FINANCIAL INFORMATION
- ------------------------------


                                                                        PAGE(S)
                                                                        -------

     ITEM 1.     FINANCIAL STATEMENTS

                 Unaudited consolidated statements of operations           3

                 Unaudited consolidated balance sheets                     4

                 Unaudited consolidated statements of cash flows           5

                 Notes to unaudited consolidated financial statements    6-7

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8-11


PART II - OTHER INFORMATION
- ---------------------------


     ITEM 1.     LEGAL PROCEEDINGS                                        12


     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                         12


    SIGNATURES                                                            13

                          CELESTIAL SEASONINGS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                      Three Months Ended             Nine Months Ended
                                           June 30,                      June 30,
                                      -------------------            -----------------
                                        1996       1995               1996       1995
                                      -------     -------            ------     ------
Case volume                                647        764              3,506       3,443
Net sales                              $10,829    $11,265            $58,411     $56,622
Cost of goods sold                       4,989      5,370             22,494      21,613
                                       -------    -------            -------     -------
 Gross profit                            5,840      5,895             35,917      35,009

Operating expenses:
 Selling and marketing                   4,768      4,056             23,675      21,915
 General and administrative                850        609              3,055       3,378
 Amortization of intangibles               361        408              1,103       1,385
                                       -------    -------            -------     -------
  Total operating expenses               5,979      5,073             27,833      26,678
Operating income (loss)                   (139)       822              8,084       8,331
Interest expense                           203        295                674         952
                                       -------    -------            -------     -------
Income (Loss) before income taxes         (342)       527              7,410       7,379
Income taxes                              (206)       142              2,853       1,992
                                       -------    -------            -------     -------
Net income (loss)                      $  (136)   $   385            $ 4,557     $ 5,387
                                       =======    =======            =======     =======
Net income (loss) per common share      $(0.03)     $0.09              $1.11       $1.32
                                       =======    =======            =======     =======
Weighted average common shares           4,131      4,094              4,116       4,084
                                       =======    =======            =======     =======




    See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                    ASSETS

                                                                  June 30,  September 30,
                                                                    1996        1995
                                                                  --------  -------------
Current assets:
 Cash and cash equivalents                                         $   352        $   375
 Accounts receivable, net of allowance (June -$111 Sept. - $71)      5,278          5,298
 Inventory                                                           7,583          7,721
 Deferred income taxes                                                 593            835
 Prepaid expenses                                                      732            660
                                                                   -------        -------
 Total current assets                                               14,538         14,889

Property, plant and equipment, net                                  16,827         16,645
Intangible assets, net                                              13,684         14,139
Goodwill, net                                                        6,499          5,791
Deferred income taxes                                                  162            229
Other assets                                                         1,377          1,634
                                                                   -------        -------
Total assets                                                       $53,087        $53,327
                                                                   =======        =======
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                   $2,951         $3,516
 Accrued liabilities and wages                                       3,921          4,161
 Accrued income taxes                                                  527            564
 Accrued interest payable                                               36             54
 Current portion of long-term debt                                     335            355
                                                                    ------        -------
  Total current liabilities                                          7,770          8,650

Long-term debt                                                       8,622         12,768

Commitments

Stockholders' equity:
 Common stock, $.01 par value - authorized 15,000,000 shares;
  June - issued 4,052,976 shares, outstanding 4,047,976 shares
  Sept. - issued 4,041,378 shares, outstanding 4,036,378 shares         41             40
 Capital surplus                                                    33,234         33,006
 Retained earnings (Accumulated deficit)                             3,515         (1,042)
 Treasury stock, 5,000 shares of common stock at cost                  (95)           (95)
                                                                   -------        -------
   Total stockholders' equity                                       36,695         31,909
                                                                   -------        -------
Total liabilities and stockholders' equity                         $53,087        $53,327
                                                                   =======        =======




    See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                               Nine Months Ended June 30,
                                                               --------------------------
                                                                   1996      1995
                                                                 --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  4,557   $ 5,387
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                        784       635
  Gain on sale of equipment                                             -      (202)
  Amortization of intangibles                                       1,103     1,385
  Amortization of financing fees                                      168       167
  Deferred income taxes                                               309       (66)
 Changes in operating assets and liabilities:
  Accounts receivable                                                  20     1,238
  Inventory                                                           138    (2,150)
  Prepaid expenses                                                    (72)      225
  Accounts payable                                                   (565)   (1,448)
  Accrued liabilities and wages                                    (1,111)      (30)
  Accrued income taxes                                                (37)      251
  Accrued interest payable                                            (18)       (3)
                                                                  --------   -------
Net cash provided by operating activities                           5,276     5,389
                                                                  --------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                (966)     (532)
 Proceeds from sale of equipment                                        -       202
 Increase in intangible assets                                       (485)     (452)
 Investment in affiliate                                                -       (80)
 Decrease (Increase) in other assets                                   89        (8)
                                                                 --------   -------
Net cash used in investing activities                              (1,362)     (870)
                                                                 --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuance                                  229       169
 Acquisition of treasury stock                                          -       (95)
 Increase in long-term debt                                         8,535     6,500
 Reduction in long-term debt                                      (12,701)   (9,874)
                                                                 --------   -------
Net cash used in financing activities                              (3,937)   (3,300)
                                                                 --------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (23)    1,219

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      375       266
                                                                 --------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    352   $ 1,485
                                                                 ========   =======
CASH PAID FOR INTEREST                                           $    492   $   788
CASH PAID FOR INCOME TAXES                                       $  2,581   $ 1,807



    See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     Basis of Presentation - Each fiscal quarter includes thirteen weeks. The Company's third fiscal quarter ends on the last Saturday of June. For presentation purposes, however, the third fiscal quarter is presented as if it ended on June 30.

     The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation.

     Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1996. The Company believes that this Quarterly Report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1996 and 1995 covered thereby.



2.   DETAIL OF INVENTORY ACCOUNTS




                                                 June 30,        September 30,
                                                   1996              1995
                                                ----------      --------------
             Raw materials and supplies           $5,279           $4,850
             Work in process                         888            1,057
             Finished goods                        1,770            2,693
                                                  ------           ------
                                                   7,937            8,600
             Less inventory reserves                 354              879
                                                  ------           ------
             Total                                $7,583           $7,721
                                                  ======           ======



3.   BUSINESS  COMBINATION

     On June 30, 1995 the Company acquired the net assets of Botalia Pharmaceutical, Inc., a developer and marketer of herbal supplements. At the time of the acquisition, various accruals and reserves were established based on management's analysis. During the third quarter of fiscal 1996 the Company completed its purchase price allocation and recorded an increase to goodwill of $871,000 primarily for the accrual of additional preacquisition liabilities. This amount will be amortized on a straight-line basis over the remaining goodwill life of 14 years.

4.   LEGAL  PROCEEDINGS

     On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et. al., in the United States District
- ----------------------------------------------
Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to the Company, the complaint names as defendants certain of the Company's present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July 12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

     On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. The court's order became final on December 11, 1995, after the plaintiff failed to amend the complaint within the time permitted by the trial court. The plaintiff has appealed the trial court's decision to the United States Court of Appeals for the Tenth Circuit.

                          CELESTIAL  SEASONINGS,  INC.
             MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                     CONDITION  AND  RESULTS  OF OPERATIONS

SEASONALITY

     The Company's business is seasonal and its quarterly results of operations reflect the results of increased demand for the Company's hot herb tea products in the cooler months of the year. In addition, quarterly results for the period January 1995 through December 1995 included sales of bottled iced tea, a product now licensed to Royal Crown Company, Inc. The following table sets forth selected unaudited quarterly consolidated financial and operational data for the seven most recent quarters.

                                                                       Quarter Ended
                                    -------------------------------------------------------------------------------------
                                                Fiscal 1996                                 Fiscal 1995
                                    ---------------------------------  --------------------------------------------------
                                    June 30      MAR.31      DEC.31       SEPT.30        JUNE 30      MAR.31     DEC.31
                                    --------  ------------  ---------  --------------  ------------  ---------  ---------
                                                                       (in thousands)
Case sales                              647         1,437      1,422             831           764      1,456      1,223
Net sales                           $10,829       $23,950    $23,632         $13,482       $11,265    $24,232    $21,125
Gross profit                          5,840        15,195     14,882           7,746         5,895     15,644     13,470
Operating income (loss)                (139)        4,929      3,294             849           822      4,477      3,032
Operatiog margin                       (1.3)%        20.6%      13.9%            6.3%          7.3%      18.5%      14.4%
Net income(loss)                    $  (136)      $ 2,841    $ 1,852         $   480       $   385    $ 3,147    $ 1,855
Percent of fiscal year net sales        N/A           N/A        N/A            19.2%         16.1%      34.6%      30.1%

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

RESULTS OF OPERATIONS

  The following table is derived from the Company's unaudited consolidated statements of operations for the periods indicated and presents (i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.


                                                                                               Period-to-Period
                                               Percentage of Net Sales                  Percentage Increase/(Decrease)
                                     -----------------------------------------------  --------------------------------
                                                                                         Three Months      Nine Months
                                     Three Months Ended           Nine Months Ended         Ended             Ended
                                          June 30,                     June 30,            June 30,          June 30,
                                     -------------------          ------------------  ------------------  ------------
                                      1996       1995              1996        1995      1996 to 1995     1996 to 1995
                                     --------   --------          -------     ------  ------------------  ------------


Net sales                             100.0 %   100.0%              100.0%    100.0%          (3.9)%            3.2 %
Cost of goods sold                     46.1      47.7                38.5      38.2           (7.1)             4.1
                                     ------     -----               -----     -----         -------           ------
Gross profit                           53.9      52.3                61.5      61.8           (0.9)             2.6
Selling and marketing                  44.0      36.0                40.6      38.7           17.6              8.0
General and administrative              7.9       5.4                 5.2       6.0           39.6             (9.6)
Amortization of intangibles             3.3       3.6                 1.9       2.4          (11.5)           (20.4)
                                     ------     -----               -----     -----         -------           ------
Operating income (loss)                (1.3)      7.3                13.8      14.7         (116.9)            (3.0)
Interest expense                        1.9       2.6                 1.1       1.7          (31.2)           (29.2)
                                     ------     -----               -----     -----         -------           ------
Income (Loss) before income taxes      (3.2)      4.7                12.7      13.0         (164.9)             0.4
Income taxes                           (1.9)      1.3                 4.9       3.5         (245.1)            43.2
                                     ------     -----               -----     -----         -------           ------
Net income (loss)                      (1.3)%     3.4%                7.8%      9.5%        (135.3)%          (15.4)%
                                     ======     =====               =====     =====         =======           ======




THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

   Net sales. Net sales for the three months ended June 30, 1996 decreased 3.9% to $10.8 million from $11.3 million for the comparable period in fiscal 1995. Case sales decreased 15.3% to 647,000 cases from 764,000 cases. Dry tea case volume and net sales for the three months ended June 30, 1996 remained relatively unchanged from the comparable period in fiscal 1995, while the Company's nutraceutical products contributed net sales of approximately $0.6 million during the third quarter of fiscal 1996. Fiscal 1995 case and net sales reflect sales of bottled iced tea, a product now licensed to Royal Crown Company, Inc. and not included in the comparable period of fiscal 1996.

   Gross profit. Gross profit for the three months ended June 30, 1996 decreased 0.9% to $5.8 million from $5.9 million for the comparable period in fiscal 1995. The Company's gross profit margin increased to 53.9% from 52.3% for the comparable prior year period. The increase in gross margin was primarily attributable to the inclusion of bottled iced tea sales in fiscal 1995, which had lower gross margins than the Company's dry tea products. This increase was partially offset by a decrease in dry tea gross margins in fiscal 1996 as a result of increased sales through channels of distribution which have lower gross margins than the Company's traditional channels of distribution.

   Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 1996 increased 17.6% to $4.8 million from $4.1 million for the comparable period in fiscal 1995, and increased as a percentage of net sales to 44.0% from 36.0%. The increase in selling and marketing expenses primarily was due to increased advertising and consumer promotion expenses.

   General and administrative expenses. General and administrative expenses for the three months ended June 30, 1996 increased 39.6% from the comparable period in fiscal 1995, and increased as a percentage of net sales to 7.9% from 5.4%. The increase was primarily due to the sale of equipment in fiscal 1995, resulting in the recognition of a gain, which partially offset general and administrative expenses.

   Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for the three months ended June 30, 1996, decreased 11.5% from the comparable period in fiscal 1995. Amortization of intangibles was lower for fiscal 1996, as compared to fiscal 1995, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging. As discussed in Note 3 to the Unaudited Consolidated Financial Statements, amortization of the Botalia Pharmaceutical, Inc. goodwill increase will begin effective July 1, 1996.

   Operating income (loss). The Company experienced an operating loss of 1.3% of net sales for the three months ended June 30, 1996, as compared to operating income of 7.3% of net sales for the third quarter of fiscal 1995. This change was primarily the result of increased operating expenses in fiscal 1996, primarily related to advertising and consumer promotion.

   Interest expense. Interest expense for the three months ended June 30, 1996 declined 31.2% from the comparable period in fiscal 1995 primarily as a result of reduced outstanding borrowings.

   Income taxes. Income tax expense for the three months ended June 30, 1996 decreased 245.1% from the comparable period in fiscal 1995. The decrease was primarily due to the fiscal 1996 loss and the recognition of tax credits for prior years' amended income tax returns. Fiscal 1995 reflects the utilization of net operating loss carryforwards and the realization of deferred tax assets for which valuation allowances had been provided in accordance with SFAS No. 109 in prior periods. These items were not available for use in fiscal 1996.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1995

   Net sales. Net sales for the nine months ended June 30, 1996 increased 3.2% to $58.4 million from $56.6 million for the comparable period in fiscal 1995. The increase primarily was attributable to an increase in case sales of 1.8% to 3,506,000 cases from 3,443,000 cases. Case sales growth was the result of increased sales of the Company's herb and specialty black hot tea products and the contribution of nutraceutical product sales. Sales volume in the Company's traditional channels of distribution remained relatively unchanged, while increases were realized as the result of expansion into other channels. The second and third quarters of fiscal 1995 and the first quarter of fiscal 1996 reflect sales of bottled iced tea, a product now licensed to Royal Crown Company, Inc. and not included in the comparable periods of fiscal 1996 and 1995.

   Gross profit. Gross profit for the nine months ended June 30, 1996 increased 2.6% to $35.9 million from $35.0 million for the comparable period in fiscal 1995. The Company's gross profit margin of 61.5% was relatively unchanged from the comparable prior year period.

   Selling and marketing expenses. Selling and marketing expenses for the nine months ended June 30, 1996 increased 8.0% to $23.7 million from $21.9 million for the comparable period in fiscal 1995, and increased as a percentage of net sales to 40.6% from 38.7%. The increase in selling and marketing expenses primarily was due to an increase in advertising expenses. This increase was partially offset by a decrease in trade promotion expenses.

   General and administrative expenses. General and administrative expenses for the nine months ended June 30, 1996 decreased 9.6% from the comparable period in fiscal 1995, and decreased as a percentage of net sales to 5.2% from 6.0% for the same period of the prior fiscal year. The primary reason for the decrease in general and administrative expenses was a one-time charge incurred in the first quarter of fiscal 1995 related to the Company's acquisition efforts.

   Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for the nine months ended June 30, 1996, decreased 20.4% from the comparable period in fiscal 1995. Amortization of intangibles was lower for fiscal 1996, as compared to fiscal 1995, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

   Operating income. Operating income for the nine months ended June 30, 1996 decreased 3.0% from the comparable period in fiscal 1995. Operating income as a percentage of net sales decreased to 13.8% from 14.7% primarily due to increased operating expenses.

   Interest expense. Interest expense for the nine months ended June 30, 1996 declined 29.2% from the comparable period in fiscal 1995 primarily as a result of reduced outstanding borrowings.

   Income taxes. Income tax expense for the nine months ended June 30, 1996 increased 43.2% from the comparable period in fiscal 1995. The increase in income tax expense primarily was due to the utilization of net operating loss carryforwards in fiscal 1995 and realization of deferred tax assets during fiscal 1995 for which valuation allowances had been provided in accordance with SFAS No. 109 in prior periods. These items were not available for use in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Purchases of inventory, marketing expenditures, support of accounts receivable and payment of principal and interest under the Company's credit facility have historically been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal uses of funds in the future will be the development of new or existing products, including the Company's iced teas and nutraceutical products, and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under the credit facility. The Company currently believes that funds from operations and funds expected to be available under the credit facility are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made.

   Cash and cash equivalents were relatively unchanged for the nine months ended June 30, 1996. Cash provided by operating activities was $5.3 million for the nine months ended June 30, 1996. The Company's investing activities used cash of $1.4 million, and the Company's financing activities used cash of $3.9 million for the nine months ended June 30, 1996.

   The Company incurred capital expenditures of approximately $1,451,000 during the nine months ended June 30, 1996, including $966,000 primarily for factory equipment and $485,000 for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $2.0 million in fiscal 1996.

   The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
- --------------------------

The information in Note 4 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

(a)  Exhibits
     --------

Exhibit No.                    Description
- -----------                    -----------

  23.1       - Report of Deloitte & Touche LLP on consolidated financial statements

(b)  Reports on Form 8-K
     -------------------

     There were no reports on Form 8-K for the quarter ending June 30, 1996.

SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     CELESTIAL SEASONINGS, INC.
                     (Registrant)


  August 12, 1996    BY:  /s/ Darrell F. Askey
                          --------------------

                              Darrell F. Askey
                              Vice President - Finance, Secretary and Treasurer (Principal Financial Officer)

                               INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                            Sequentially
                                                              Numbered
Exhibit No.                     Description                     Pages
- -----------                     -----------                 ------------

   23.1            - Report of Deloitte & Touche LLP on          15
                     consolidated financial statements