Form 10-K
period 1996-09-30
CELESTIAL SEASONINGS INC
filed 1996-12-23
CIK 729176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-K

             [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended: September 30, 1996
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to

                         Commission file number 0-22018

                           CELESTIAL SEASONINGS, INC.
             (Exact name of Registrant as specified in its charter)


         Delaware                                      84-1097571

(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


                  4600 Sleepytime Drive, Boulder CO 80301-3292
                    (Address of principal executive offices)

                                 (303) 530-5300
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $.01 PAR VALUE PER SHARE
      RIGHTS TO PURCHASE JUNIOR PARTICIPATING PREFERRED STOCK, SERIES A,
                           PAR VALUE $.01 PER SHARE
                             (Title of Each Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting stock held by nonaffiliates of the registrant was $80,005,591 as of December 2, 1996.

Number of shares of Common Stock outstanding as of December 2, 1996: 4,050,916

DOCUMENTS INCORPORATED BY REFERENCE:
  Proxy Statement dated January 6, 1997 - Part III.

                                    PART I
                                    ------

  ITEM 1. - BUSINESS

  General

     Celestial Seasonings, Inc. (the "Company") is the largest manufacturer and marketer of herb teas in the United States, with an estimated 50% share of the herb tea category. The Company developed and popularized the herb tea category in the United States as a flavorful and non-caffeinated alternative to other hot beverages. Currently the Company markets approximately 60 tea varieties under the Celestial Seasonings(R) brand. The name Celestial Seasonings has a high level of brand awareness among tea drinkers. Celestial Seasonings products are sold in substantially all of the major supermarkets, grocery stores and natural foods markets in the United States.

     The Company develops high-quality, flavorful, natural products as well as attractive, colorful and thought-provoking packaging. The Company's products include Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Wild Cherry Blackberry, Cinnamon Apple Spice, Red Zinger(R), Raspberry Zinger(R) and Wild Berry Zinger(R) herb teas, a line of medicinal herb teas under the Herbal Comfort/TM/ name, a line of herbal and specialty black iced teas under the Celestial Seasonings Brews In Your Fridge/TM/ name and a line of hot specialty black teas.

     During 1995, the Company entered the nutraceutical market through the acquisition of the assets of Botalia Pharmaceutical, Inc. Botalia's product lines currently include Herbal Choice(R) and Botalia Gold/TM/. In 1996 the Company developed a melatonin product line under the Melatonin PM/TM/ name and is continuing to develop new nutraceutical products.

     The Company's business began in the early 1970s and grew to become the nation's largest manufacturer of herb teas. In 1984, the Company was acquired by Kraft, Inc., and in 1988, the Company was acquired in a management buyout. In 1993, the Company completed its initial public offering of common stock.

  The Tea Industry

     The domestic tea industry consists of five general product categories: herb tea, specialty black tea, black tea, instant tea and ready-to-drink tea. The Company believes, based on data derived from Information Resources, Inc. reports and the Company's estimates, that annual domestic retail tea sales, excluding ready-to-drink tea, are approximately $1.5 billion.

  Products

     The Company's tea products contain no artificial preservatives, are made from high-quality, natural ingredients and are generally offered in 24 and 48 bag packages. Industry sales of hot herb tea have grown only moderately in recent years, and because of the Company's share of the category, the Company's tea sales tend to be reflective of the entire category.

     The following table sets forth the amounts and percentages of the Company's net sales for each major product category during the last three years. Changes in net sales by each product category are affected by timing of promotional activities, consumer trends and the development and introduction of new products. Historical results may not be indicative of results in future years.

                                                 Company Net Sales By Produet Category
                                                       Year Ended September 30,
                                       ---------------------------------------------------------------
                                               1996                1995                    1994
                                       -------------------   -----------------      ------------------
                                                            (dollars in thousands)
  Dry tea                               $ 69,258     94.9 %   $ 64,400    91.9 %     $ 62,721     96.4 %
  Nutraceuticals                           1,917      2.6          456     0.6              -        -
  Ready-to-drink bottled teas                354      0.5        2,168     3.1              -        -
  Other                                    1,469      2.0        3,080     4.4          2,320      3.6
                                         -------    ------     -------  ------        -------   ------
                                        $ 72,998     100.0 %  $ 70,104   100.0 %     $ 65,041    100.0 %
                                         =======    ======     =======  ======        =======   ======

  Dry tea
     Herb Tea. The Company's herb teas are offered in a wide variety of flavors. The Company's top-selling herb tea products include Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Wild Cherry Blackberry, Cinnamon Apple Spice, Red Zinger(R), Wild Berry Zinger(R) and Raspberry Zinger(R). During 1996, the Company introduced a line of medicinal herb teas under the Herbal Comfort/TM/ name. The current blends of Herbal Comfort/TM/ are: Antioxidant Assurance/TM/, Detox A.M./TM/, Diet Partner/TM/, Echinacea Extra/TM/, GinkoSharp/TM/ and Steady Stomach/TM/.

     Herb and Specialty Black Iced Teas. In 1995, the Company developed a line of specialty black iced teas, called Brews in Your Fridge/TM/. Brews in Your Fridge teas can be brewed in a refrigerator, using a patent pending technology, by placing tea bags in cold water for approximately two hours. In 1996, the Company began marketing a line of herbal iced teas under the Brews in Your Fridge name in order to create a single iced tea line for herb and specialty black iced tea products. During 1996, the Company offered Original Delight/TM/, Caribbean Kiwi Peach/TM/ and CranRazz Sunset/TM/, blends of Brews in Your Fridge herb teas. The current flavors of Brews in Your Fridge specialty black iced teas are: Old Fashioned Iced Tea/TM/, Sunny Lemon/TM/, and Raspberry Kiwi.

     Specialty Black Tea. The Company's specialty black teas are made exclusively from natural ingredients. Black tea products include Misty Mango/TM/, Earl Grey, English Breakfast, Firelight Orange Spice/TM/, Fast Lane/TM/, Vanilla Maple, Emerald Gardens/TM/, Ceylon Apricot Ginger, and Mountain Estate/TM/.

  Nutraceuticals

     On June 30, 1995, the Company acquired the net assets of Botalia Pharmaceutical, Inc. ("Botalia"), a developer and marketer of herbal supplements. Botalia's products are manufactured and packaged under an independent co-packing arrangement. The Company currently distributes Botalia's products under the Herbal Choice(R) and Botalia Gold/TM/ product lines. The major channels of distribution for Botalia's products are drug stores and mass merchandisers. See Note 11 to the Company's Consolidated Financial Statements included in Part II for further discussion regarding the Botalia acquisition.

     During 1996, the Company began manufacturing and marketing melatonin products under the Melatonin PM/TM/ name using an independent co-packer. The Company is continuing to develop new nutraceutical products.

  Ready-to-drink Bottled Tea

     The Company licensed its ready-to-drink iced teas to Royal Crown Company, Inc. ("Royal Crown") in October 1995. The agreement provides that Royal Crown will manufacture, market and distribute ready-to-drink iced tea products in the United States and Canada under the Celestial Seasonings(R) name, and the Company will provide marketing and research and development support. The term of the agreement is ten years, subject to automatic one year renewals thereafter, and under certain circumstances may be terminated by either party upon one year's notice. Under the agreement, Royal Crown will make royalty payments to the Company, and the Company is obligated to reinvest a portion of the royalties in product development and brand building.

     Prior to its license agreement with Royal Crown, from January through December 1995, the Company manufactured and marketed ready-to-drink iced tea bearing the Celestial Seasonings(R) name using independent co-packers who prepared, bottled and stored the Company's products. Sales of the products were made through a limited network of independent beverage distributors. Prior to January 1995, the Company licensed its ready-to-drink products to Perrier Group of America, Inc.

     The Company's ready-to-drink teas are marketed in the following flavors:
  Lemon Zingerade/TM/, Cranberry Zinger/TM/, Raspberry Zinger/TM/, Diet Raspberry Zinger/TM/, Strawberry Kiwi, Peach Chamomile, Diet Peach Chamomile and Iced Tea with Lemon Ginseng.

  Other
     Other includes royalty income, bulk and direct sales by the Company, and sales of other miscellaneous products. Total royalty income in 1996 was $359,000. In addition to the Royal Crown license agreement, royalty income was also derived in part from a license agreement with Warner-Lambert Company ("Warner Lambert") entered into in 1994. Under the agreement, Warner-Lambert manufactures and distributes throat drops under the Celestial Seasonings Soothers/TM/ name. The agreement is for a five year period and Warner-Lambert has options to renew for one year periods thereafter. The current flavors of Soothers/TM/ are Harvest Cherry/TM/, Honey-Lemon Chamomile, Herbal Orange Spice and Golden Herbal Blend/TM/.

  Research and Development

     The Company considers research and development of new products to be a significant part of its overall philosophy and commitment to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. The research and development department incorporates product ideas from all areas of the Company in order to formulate new products. In addition to developing new tea and nutraceutical products, the research and development department routinely reformulates and revises existing products. New blends of herbs and teas are submitted for review and evaluation to tea-tasters and consumer focus groups.

  Sales and Distribution

     The Company's products are sold in all 50 states and approximately 25 countries. The Company's sales are seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" included in Part II, Item 7. Net sales include total export sales of $7,579,000, $6,578,000 and $5,666,000 in 1996, 1995 and 1994, respectively.

     The major domestic channels of distribution for the Company's products are supermarkets and grocery stores, natural foods markets, and food service operations such as restaurants, universities and hotels. During 1996, no single customer accounted for more than 10% of total company sales.

     The Company's products are sold by the Company's sales staff and approximately 80 brokers who represent the Company in connection with sales to supermarket and grocery, natural foods, food service and non-grocery businesses. Brokers represent the Company in presenting marketing and sales programs, supporting retail stores, selling new items, and establishing sales promotions with customers. The Company's policy is to grant its brokers rights to sell the Company's products within a defined territory. Most of the Company's brokers also represent other food and beverage manufacturers.

  Marketing

     The Company uses a mix of consumer and trade promotions as well as advertising to market its products. The Company's advertising and sales promotion expenditures have been for national and regional consumer promotion through television advertising, couponing and other trial use programs, with the balance spent on trade advertising and promotion, including slotting fees, cooperative advertising and feature advertising.

  Operations

     Suppliers. The Company purchases its ingredients from numerous foreign and domestic manufacturers, importers and growers, with the majority of those purchases occurring outside of the United States. The Company maintains long-term relationships with most of its suppliers. Purchase arrangements with ingredient suppliers are generally made annually and in U.S. currency. Purchases are made through purchase orders or contracts, and price, delivery terms and product specifications vary.

     The Company's botanical purchaser visits major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. The Company's ability to ensure a continuing supply of ingredients at competitive prices depends on many factors beyond its control, such as foreign political situations, embargoes, changes in national and world economic conditions, currency fluctuations and unfavorable climatic conditions. The Company takes steps intended to lessen the risk of an interruption of botanical supplies, including identification of alternative sources and maintenance of appropriate inventory levels. The Company has, in the past, maintained sufficient supplies for its ongoing operations.

     Many ingredients are presently grown in countries where labor-intensive cultivation is possible, and where the Company often must educate the growers about product standards. The Company performs laboratory analysis on incoming ingredient shipments for the purpose of assuring that they meet the Company's quality standards and those of the U.S. Food and Drug Administration ("FDA").

     The Company purchases the majority of its packaging materials domestically. The James River Corporation, a packaging materials supplier, was the largest single supplier in 1996. The ability of the Company to assure continuing production of bagged tea depends upon the continuing access to tea bag paper. The Company obtains most of its tea bag paper from a single foreign supplier, which has been a reliable source of quality paper. Alternative sources for tea bag paper have been utilized in the past and should be available for future purchases.

     Production. The Company uses more than 100 ingredients in its various blends. The Company separates and cleans herbs upon receipt from suppliers at its facilities in Boulder, Colorado. Individual herbs are combined in the Company's blending system, and then the blends are taste-tested to ensure flavor consistency. Finally, the Company packages herb blends into finished products. A continuous line of automated equipment deposits the blended herbs in tea bags and packages the tea bags, first in cartons and then in cases. The Company believes that it has sufficient production capacity for the forseeable future. The Company believes that its tea bagging lines are among the most automated in the tea industry.

  Trademarks and Copyrights

     The Company has trademarks for most of its best-selling brands, including Sleepytime(R), Lemon Zinger(R), Mandarin Orange Spice(R), Red Zinger(R) and Wild Berry Zinger(R). The Company has made various federal and international filings with respect to its material trademarks, and intends to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. The Company also copyrights certain of its artwork and package designs. The Company is not aware of any material challenge to the validity of any trademark or copyright material to its business. However, due to the importance of product package design and artwork to the success of its tea business, the Company intends to take vigorous action to protect against the imitation of its products and packages and to protect its trademarks and copyrights to the extent consistent with business needs.

  Competition

     The beverage market is large and highly competitive. The tea portion of the beverage market is, in general, also highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. The Company currently competes in the specialty tea market segment which consists of herb tea and specialty black tea (for both hot and iced consumption). Herb tea produced for consumption as a hot tea accounted for a majority of the Company's 1996 sales. The Company's specialty herb tea products, like other specialty tea products, are priced higher than most black tea products.

     The Company's principal competitors on a national basis in the specialty tea market segment are Thomas J. Lipton Company, a division of Unilever PLC, which has substantially greater financial resources than the Company, and R.C. Bigelow, Inc. Additional competitors include a number of regional specialty tea companies. Potential entrants include manufacturers of black tea that are not yet in the specialty tea market, many of which have substantially greater financial resources than the Company. Private label competition currently is minimal in the specialty tea category.

     A significant portion of the Company's tea sales in 1996 was through grocery stores and supermarket chains. Such sales are affected by the competitive factors facing the food retailing industry, which sometimes requires food product companies, including the Company, to pay "slotting" fees to grocers in order to obtain shelf space, primarily for new product introductions.

     In 1995, the Company introduced Brews in Your Fridge/TM/ specialty black iced tea products on a regional basis. During 1996, the Company renamed its herbal iced tea line to Brews in Your Fridge in order to create a single line for both herb and specialty black iced teas. The Company is attempting to develop a significant market for its iced tea products. However, because of the competitive nature of this market, there is no assurance that the Company will be able to achieve this goal. If successful, the Company's iced tea products may, in the future, lessen the Company's historical seasonality.

  Employees

     As of September 30, 1996, the Company employed 225 full-time employees. Of this number, 59 were in management and sales, 65 were in administrative or clerical positions and 101 were production and service employees. The Company has implemented a number of programs to maintain a high level of employee morale and productivity. The Company does not have a collective bargaining agreement with any of its personnel, has not experienced any material employee work stoppages and believes its employee relations are satisfactory.

  Government Regulation

     The production and marketing of the Company's beverages and nutraceuticals are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA. In addition to laws relating to food products, the Company is subject to various federal, state and local environmental laws and regulations which limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and applicable state laws. The Company believes it presently complies in all material respects with the foregoing laws and regulations and does not anticipate any material capital expenditures in connection with any government regulations.

  ITEM 2. - PROPERTIES

     The Company owns a manufacturing and office facility in Boulder, Colorado built in 1990 on 42 acres of Company-owned land. The facility has approximately 167,000 square feet, of which 50,000 square feet is office space and 117,000 square feet is manufacturing space. Management believes the property is in satisfactory condition and suitable for the Company's purposes. The property is encumbered under the Company's credit facility.

  ITEM 3. - LEGAL PROCEEDINGS

     The information in Note 6 to the Company's Consolidated Financial Statements included in Part II is incorporated herein.

  ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II
                                    -------

  ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

     The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "CTEA". The following table sets forth the high and low sale prices for the Common Stock for the periods indicated as reported by Nasdaq. On December 2, 1996 the last reported sale price of the Common Stock was $19.75 per share.



                                              High             Low
                                            --------         -------
     1995:
        First Quarter......................   $19.25          $14.25
        Second Quarter.....................    19.75           14.00
        Third Quarter......................    20.25           14.75
        Fourth Quarter.....................    19.63           17.25
     1996:
        First Quarter......................   $22.00          $16.25
        Second Quarter.....................    26.00           18.75
        Third Quarter......................    24.50           19.75
        Fourth Quarter.....................    22.50           18.50

     As of December 2, 1996, there were approximately 322 holders of record of the Company's Common Stock.

     The Company intends to retain earnings to fund the growth of its business and therefore does not anticipate paying any cash dividends on shares of Common Stock in the foreseeable future. Payment of dividends is restricted by the Company's credit facility.

     During 1996, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

  ITEM 6. - SELECTED FINANCIAL DATA

     The following data for each of the five fiscal years ended September 30, 1996 is derived from the consolidated financial statements of the Company (other than case sales, which are derived from other Company records). The following data should be read in conjunction with the Company's financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.




                                                                             Year Ended September 30,
                                                       -------------------------------------------------------------------------
                                                                       (in thousands, except per share amounts)
                                                          1996            1995           1994            1993            1992
                                                       ---------       ---------       ---------       ---------       ---------
Summary of Operations:

Net sales                                              $  72,998       $  70,104       $  65,041       $  59,109       $   54,549
Cost of goods sold                                        28,545          27,349          24,322          22,319           21,109
                                                       ---------       ---------       ---------       ---------       ----------
Gross profit                                              44,453          42,755          40,719          36,790           33,440
Operating expenses:
 Selling and marketing                                    30,071          27,323          26,306          24,104           22,738
 General and administrative                                3,899           4,429           3,861           3,416            3,125
 Amortization of intangibles                               1,493           1,823           2,046           2,959            2,893
                                                       ---------       ---------       ---------       ---------       ----------
Operating income                                           8,990           9,180           8,506           6,311            4,684
Interest expense                                             874           1,264           1,345           3,851            5,204
                                                       ---------       ---------       ---------       ---------       ----------
Income (Loss) before income taxes                          8,116           7,916           7,161           2,460             (520)
Income taxes                                               3,093           2,049             698              68                -
                                                       ---------       ---------       ---------       ---------       ----------
Income (Loss) before extraordinary item                    5,023           5,867           6,463           2,392             (520)
Extraordinary item, net of tax benefit                         -               -               -          (3,058)               -
                                                       ---------       ---------       ---------       ---------       ----------
Net income (loss)                                          5,023           5,867           6,463            (666)            (520)
Preferred stock dividend requirements                          -               -               -           2,468            2,695
                                                       ---------       ---------       ---------       ---------       ----------
Net income (loss) attributable to common stock         $   5,023       $   5,867       $   6,463       $  (3,134)      $   (3,215)
                                                       =========       =========       =========       =========       ==========

Net income (loss) per common share:
 Income (Loss) before extraordinary item               $    1.22       $    1.44       $    1.57       $   (0.03)      $    (1.77)
 Extraordinary item                                            -               -               -           (1.35)               -
                                                       ---------       ---------       ---------       ---------       ----------
 Net income(loss)                                      $    1.22       $    1.44       $    1.57       $  (1 .38)      $    (1.77)
                                                       =========       =========       =========       =========       ===========

Weighted average common shares                             4,115           4,086           4,106           2,263            1,820

Balance Sheet Data:
 Working capital                                       $   7,882       $   6,239       $   4,624       $   3,710       $   (1,535)
 Total assets                                             54,903          53,327          51,705          49,983           52,350
 Long-term debt                                            9,057          12,768          17,432          22,566           36,932
 Redeemable preferred stock                                    -               -               -               -           16,167
 Stockholders' equity (deficit)                           37,217          31,909          25,898          19,398          (12,517)

Other Data:
 Case sales                                                4,338           4,274           3,812           3,468            3,281
 Earnings before interest, taxes,
  depreciation and amortization (EBITDA)               $  11,551       $  11,888        $ 11,280       $  10,022       $    8,717


  ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

     The following table is derived from the Company's Consolidated Income Statements for the periods indicated and presents (i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.


                                                                                     Period-to-Period
                                            Percentage of Net Sales                 Increase/(Decrease)
                                     --------------------------------------------------------------------------
                                                                                   1996               1995
                                               Year Ended September 30,          Compared           Compared
                                        1996            1995        1994          to 1995            to 1994
                                     --------------------------------------------------------------------------
Net sales                                100.0 %         100.0 %      100.0 %        4.1 %             7.8  %
Cost of goods sold                        39.1            39.0         37.4          4.4              12.4
                                     ------------------------------------------
Gross profit                              60.9            61.0         62.6          4.0               5.0
Selling and marketing                     41.2            39.0         40.5         10.1               3.9
General and administrative                 5.3             6.3          5.9        (12.0)             14.7
Amortization of intangibies                2.1             2.6          3.1        (18.1)            (10.9)
                                     ------------------------------------------
Operating income                          12.3            13.1         13.1         (2.1)              7.9
Interest expense                           1.2             1.8          2.1        (30.9)             (6.0)
                                     ------------------------------------------
Income before income taxes                11.1            11.3         11.0          2.5               10.5
Income taxes                               4.2             2.9          1.1         51.0              193.6
                                     ------------------------------------------
Net income                                 6.9 %           8.4 %        9.9 %      (14.4)              (9.2)
                                     ==========================================

  Fiscal 1996 Compared to Fiscal 1995

     Net sales. Net sales for 1996 increased 4.1% to $73.0 million from $70.1 million in 1995. The increase primarily was attributable to an increase in case sales of 1.5% to 4,338,000 cases from 4,274,000 cases. Case sales growth was the result of a 5.8% increase in sales of the Company's herb and specialty black dry tea products and the contribution of nutraceutical product sales. This increase in sales volume reflects increased shipments to the Company's traditional channels of distribution as well as expansion into other channels. The increase was partially offset by a decrease in case sales of ready-to-drink bottled tea, a product now licensed to Royal Crown Company, Inc. Three quarters in 1995 reflected sales of bottled iced tea as compared to one quarter in 1996.

     Gross profit. As a result of the Company's increase in net sales, gross profit for 1996 increased 4.0% to $44.5 million from $42.8 million in 1995. The Company's gross profit margin of 60.9% was essentially unchanged from the prior year.

     Selling and marketing expenses. Selling and marketing expenses for 1996 increased 10.1% to $30.1 million from $27.3 million in 1995, and increased as a percentage of net sales to 41.2% from 39.0%. The increase in selling and marketing expenses primarily was due to an increase in advertising expenses. This increase was partially offset by a decrease in trade promotion expenses.

     General and administrative expenses. General and administrative expenses for 1996 decreased 12.0% to $3.9 million from $4.4 million in 1995, and decreased as a percentage of net sales to 5.3% from 6.3%. The primary reason for the decrease in general and administrative expenses was a one-time charge of approximately $0.4 million incurred in 1995 related to the Company's acquisition efforts.

     Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for 1996, decreased 18.1% to $1.5 million from $1.8 million in 1995. Amortization of intangibles was lower for 1996, as compared to 1995, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

     Operating income. Operating income for 1996 decreased 2.1% to $9.0 million from $9.2 million in 1995. The reduction was primarily due to increased selling and marketing expenses, as discussed above. Operating income as a percentage of net sales decreased to 12.3% from 13.1% primarily due to increased operating expenses.

     Interest expense. Interest expense for 1996 decreased 30.9% from 1995 primarily as a result of reduced outstanding borrowings.

     Income taxes. Income tax expense for 1996 increased 51.0% from 1995. The increase in income tax expense primarily was due to the utilization of net operating loss carryforwards in 1995 and realization of deferred tax assets during 1995 for which valuation allowances had been provided in prior periods in accordance with SFAS No. 109. These items were not available in 1996.

     Net income. Net income of $5.0 million for 1996 was $0.9 million less than $5.9 million for the comparable period in 1995, and as a percentage of net sales was 6.9% in 1996 compared to 8.4% in 1995. This decrease was primarily attributable to increased income tax expense in 1996.


  Fiscal 1995 Compared to Fiscal 1994

     Net sales. Net sales for 1995 increased 7.8% to $70.1 million from $65.0 million in 1994. The increase was primarily attributable to an increase in case sales of 12.1% to 4,274,000 cases from 3,812,000 cases. Case sales growth was achieved primarily as a result of the inclusion of the Company's ready-to-drink bottled teas and introduction of Brews in Your Fridge/TM/ specialty black iced tea, as well as growth in the Company's herbal and specialty black hot tea products.

     Gross profit. Gross profit for 1995 increased 5.0% to $42.8 million from $40.7 million in 1994. Gross profit as a percentage of net sales decreased to 61.0% from 62.6%. The decrease in gross profit margin was primarily attributable to lower sales of Iced Delight(R) products, the introduction of the Company's Brews in Your Fridge specialty black iced tea, ready-to-drink bottled teas and instant mix tea products, which have lower margins than typical for the Company's herb tea products. The Company established additional reserves for anticipated slow-moving or excess and obsolete inventories of certain of these products.

     Selling and marketing expenses. Selling and marketing expenses for 1995 increased 3.9% to $27.3 million from $26.3 million in 1994, but decreased as a percentage of net sales to 39.0% from 40.5%. The increase in selling and marketing expenses primarily was due to incremental expenses associated with the Company's ready-to-drink bottled teas, increases in expenses related to trade and consumer promotions, and freight and commissions associated with increased sales volume. This amount was partially offset by a decrease in advertising expense.

     General and administrative expenses. General and administrative expenses for 1995 increased 14.7% to $4.4 million from $3.9 million in 1994, and increased as a percentage of net sales to 6.3% from 5.9%. The increase was primarily due to $0.4 million in additional expenses associated with the Company's acquisition efforts during 1995 and legal costs associated with the shareholder lawsuit, discussed at Note 6 to the Company's Consolidated Financial Statements.

     Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for 1995, decreased 10.9% to $1.8 million from $2.0 million in 1994. Amortization of intangibles was lower for 1995, as compared to 1994, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

     Operating income. Operating income for 1995 increased 7.9% to $9.2 million from $8.5 million in 1994. Operating income as a percentage of net sales remained relatively unchanged.

     Interest expense. Interest expense for 1995 decreased 6.0% from 1994, primarily as a result of reduced outstanding borrowings.

     Income taxes. The Company's effective income tax rate in 1995 was 25.9% as compared to 9.7% in 1994. The rate increase primarily was due to the decreased availability of net operating loss carryforwards in 1995. In 1995, the tax effect of net operating loss carryforwards utilized was $650,000, as compared to $1,700,000 in 1994. At September 30, 1995, the Company had utilized all net operating loss carryforwards.

     Net income. Net income of $5.9 million for 1995 was $0.6 million less than $6.5 million for the comparable period in 1994, and as a percentage of net sales was 8.4% in 1995 compared to 9.9% in 1994. This decrease was attributable to increased income tax expense in 1995.

  Seasonality

     The Company's business is seasonal and its quarterly results of operations reflect seasonal trends resulting from increased demand for the Company's hot tea products in the cooler months of the year. The following table sets forth selected unaudited quarterly consolidated financial and operational data for the eight most recent quarters.


                                                                   1996 Quarters Ended
                                               -------------------------------------------------------------
                                                                Dollars and cases in thousands
                                               -------------------------------------------------------------
                                                  Sept. 30          June 30        Mar. 31         Dec. 31
                                               -------------     ------------    -----------     -----------
Case sales                                             832              647          1,437           1,422
Net sales                                        $  14,587        $  10,829       $ 23,950        $ 23,632
Gross profit                                         8,536            5,840         15,195          14,882
Operating income (loss)                                906             (139)         4,929           3,294
Operating margin                                       6.2%            (1.3)%         20.6%           13.9%
Net income (loss)                                $     466        $    (136)      $  2,841        $  1,852
Net sales as a percent of annual net sales            20.0%            14.8%          32.8%           32.4%

                                                                   1995 Quarters Ended
                                               -------------------------------------------------------------
                                                                Dollars and cases in thousands
                                               -------------------------------------------------------------
                                                  Sept. 30          June 30        Mar. 31         Dec. 31
                                               -------------     ------------    -----------     -----------
Case sales                                             831              764          1,456           1,223
Net sales                                        $  13,482        $  11,265       $ 24,232        $ 21,125
Gross profit                                         7,746            5,895         15,644          13,470
Operating income                                       849              822          4,477           3,032
Operating margin                                       6.3%             7.3%          18.5%           14.4%
Net income                                       $     480        $     385       $  3,147        $  1,855
Net sales as a percent of annual net sales            19.2%            16.1%          34.6%           30.1%

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

  Liquidity and Capital Resources

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Purchases of inventory, marketing expenditures and support of accounts receivable have historically been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal uses of funds in the future will be the development of new or existing products, including the Company's iced teas and nutraceutical products, and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under the credit facility. The Company currently believes that funds from operations and funds expected to be available under the credit facility are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made.

     During 1996, cash provided by operating activities of the Company was $5.1 million. The Company's investing activities used cash of $1.8 million for 1996, primarily for capital expenditures. Financing activities of the Company used cash of $3.4 million for 1996, principally for the repayment of long-term debt.

     The Company's existing credit facility includes a revolving working capital facility of up to $8,000,000 subject to a borrowing base (the "Revolving Loan"), a reducing revolving loan of up to $15,000,000 (the "Reducing Loan") and a standby letter of credit commitment in an amount of $7,042,000 (the "Letter of Credit Facility") to support outstanding Economic Development Revenue Bonds issued to finance the Company's manufacturing facility. Borrowings under the credit facility bear interest at rates ranging from LIBOR plus 1.00% to prime, subject to increases if the Company fails to achieve certain future operating results. The Letter of Credit Facility includes annual financing fees of 1.75%, and loans resulting from a drawing under the Letter of Credit Facility bear interest at the prime rate plus 1.00%. The Revolving Loan is due on July 20, 1998, the Reducing Loan is subject to semi-annual commitment reductions through July 19, 2000, and the Letter of Credit Facility expires on July 19, 2000. The credit facility imposes certain ratio maintenance requirements on the Company, including minimum EBITDA levels, interest coverage, current ratio, net worth and fixed charge coverage, and certain restrictive covenants including limitations on indebtedness, liens, capital expenditures, sales of assets, mergers, investments and dividends. Future borrowings under the credit facility will provide for working capital and may be used for acquisition financing.

     The Company made capital expenditures, including the development of intangible assets, of approximately $1.9 million during the year ended September 30, 1996, principally for plant and equipment, as well as for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $1.75 to $2.0 million in 1997.

  Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires the Company to evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company has adopted SFAS 121 and has recorded no such impairments in 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which will be adopted by the Company beginning October 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in 1997.

     The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, certain statements found under the captions "Business," "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of governmental regulation.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Celestial Seasonings, Inc.:

      We have audited the accompanying consolidated balance sheets of Celestial Seasonings, Inc. and subsidiaries (the "Company," Note 2) as of September 30, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Celestial Seasonings, Inc. and its subsidiaries at September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Denver, Colorado
November 4, 1996

                         CELESTIAL  SEASONINGS,  INC.
                         CONSOLIDATED INCOME STATEMENTS
                   (in thousands, except per share amounts)

                                             Year Ended September 30,
                                       ----------------------------------
                                          1996       1995          1994
                                       --------  ----------   -----------
Net sales                             $ 72,998  $   70,104   $    65,041
Cost of goods sold                      28,545      27,349        24,322
                                       --------  ----------   -----------
Gross profit                            44,453      42,755        40,719

Operating expenses:

Selling and marketing                   30,071      27,323        26,306
General and administrative               3,899       4,429         3,861
Amortization of intangibles              1,493       1,823         2,046
                                       --------  ----------   -----------
   Total operating expenses             35,463      33,575        32,213

Operating income                         8,990       9,180         8,506

Interest expense                           874       1,264         1,345
                                       --------  ----------   -----------

Income before income taxes               8,116       7,916         7,161

Income taxes                             3,093       2,049           698
                                       --------  ----------   -----------

Net income                            $  5,023  $    5,867   $     6,463
                                       ========  ==========   ===========
Net income per common share           $   1.22  $     1.44   $      1.57
                                       ========  ==========   ===========
Weighted average common shares           4,115       4,086         4,106
                                       ========  ==========   ===========


         See accompanying notes to consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                    ASSETS

                                                                               September 30,
                                                                        --------------------------
                                                                            1996           1995
                                                                        -----------    -----------
Current assets:
 Cash and cash equivalents                                             $       204    $       375
 Accounts receivable, net of allowance (1996 - $148, 1995 - $71)             8,133          5,298
 Inventory                                                                   6,808          7,721
 Deferred income taxes                                                           7            835
 Prepaid income taxes                                                          470              -
 Prepaid expenses                                                              889            660
                                                                        -----------    -----------
    Total current assets                                                    16,511         14,889

Property, plant and equipment, net                                          16,871         16,645
Intangible assets, net                                                      13,514         14,139
Goodwill, net                                                                6,430          5,791
Deferred income taxes                                                          287            229
Other assets                                                                 1,290          1,634
                                                                        -----------    -----------
Total assets                                                           $    54,903    $    53,327
                                                                        ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                      $     3,754    $     3,516
 Accrued liabilities and wages                                               4,462          4,161
 Accrued income taxes                                                            -            564
 Accrued interest payable                                                       52             54
 Current portion of long-term debt                                             361            355
                                                                        -----------    -----------
    Total current liabilities                                                8,629          8,650

Long-term debt                                                               9,057         12,768

Commitments

Stockholders' equity:
 Preferred stock, $.01 par value - authorized 1,000,000 shares;
    none issued and outstanding                                                  -              -
 Common stock, $.01 par value - authorized 15,000,000 shares;
    1996-issued 4,054,472 shares, outstanding 4,049,472 shares;
    1995-issued 4,041,378 shares, outstanding 4,036,378 shares                  41             40
 Capital surplus                                                            33,290         33,006
 Retained earnings (Accumulated deficit)                                     3,981         (1,042)
 Treasury stock, 5,000 shares of common stock at cost                          (95)           (95)
                                                                        -----------    -----------
    Total stockholders' equity                                              37,217         31,909
                                                                        -----------    -----------
 Total liabilities and stockholders' equity                            $    54.903    $    53.327
                                                                        ===========    ===========



         See accompanying notes to consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Year Ended September 30,
                                                               -----------------------------------------------------------
                                                                       1996                 1995                1994
                                                               ----------------     ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $         5,023      $          5,867      $         6,463
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                                           1,068                   885                  728
  Amortization of intangibles                                            1,493                 1,823                2,046
  Amortization of financing fees                                           223                   224                  221
  Deferred income taxes                                                    770                  (697)                (367)
  Gain on sale of assets                                                     -                  (201)                   -
Changes in operating assets and liabilities:
  Accounts receivable                                                   (2,835)                  804               (1,190)
  Inventory                                                                913                (1,832)                 752
  Prepaid and accrued income taxes                                      (1,034)                  295                  268
  Prepaid expenses                                                        (229)                   45                 (254)
  Accounts payable                                                         238                  (606)                (490)
  Accrued liabilities and wages                                           (570)                  281                  501
  Accrued interest payable                                                  (2)                  (36)                 (32)
                                                               ----------------     ----------------      ----------------
Net cash provided by operating activities                                5,058                 6,852                8,646
                                                               ----------------     ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                                                -                   202                    -
 Capital expenditures                                                   (1,294)                 (454)              (2,619)
 Increase in intangible assets                                            (636)                 (616)                (588)
 Acquisition of subsidiary                                                   -                (1,171)                   -
 Investment in affiliates                                                    -                  (130)                (160)
 Decrease (Increase) in other assets                                       121                   (56)                  39
                                                               ----------------     ----------------      ----------------
Net cash used in investing activities                                   (1,809)               (2,225)              (3,328)
                                                               ----------------     ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuance                                       285                   239                   37
 Acquisition of treasury stock                                               -                   (95)                   -
 Increase in long-term debt                                             12,265                 8,900                6,946
 Reduction in long-term debt                                           (15,970)              (13,562)             (11,971)
 Additions to financing fees                                                 -                     -                 (119)
                                                               ----------------     ----------------      ----------------
Net cash used in financing activities                                   (3,420)               (4,518)              (5,107)
                                                               ----------------     ----------------      ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (171)                  109                  211
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           375                   266                   55
                                                               ----------------     ----------------      ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $           204      $            375      $           266
                                                               ================     ================      ================

CASH PAID FOR INTEREST                                         $           654      $          1,080      $         1,156
CASH PAID FOR INCOME TAXES                                     $         3,357      $          2,450      $           798

         See accompanying notes to consolidated financial statements.

                         CELESTIAL  SEASONINGS,  INC.
              CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
                            (dollars in thousands)

                                                                                   Retained
                                                                                   Earnings
                                     Common Stock                Capital         (Accumulated     Treasury Stock            Total
                              -----------------------------                                   ------------------------
                                 Shares           Amount         Surplus            Deficit)   Shares          Amount       Equity
                              -------------   -------------    -----------       -----------  -----------   ----------    ---------
BALANCE, SEPTEMBER 30, 1993      4,018,597   $          40    $    32,730     $    (13,372)            -   $        -    $  19,398
Issuance of common stock             2,193              -              37                                                       37
Net income                                                                           6,463                                   6,463
                              -------------   -------------    -----------       -----------  -----------   ----------    ---------
BALANCE, SEPTEMBER 30, 1994      4,020,790              40         32,767           (6,909)            -            -       25,898
Issuance of common stock            20,588              -             239                                                      239
Acquisition of treasury stock                                                                     (5,000)         (95)         (95)
Net income                                                                           5,867                                   5,867
                              -------------   -------------    -----------       -----------  -----------   ----------    ---------
BALANCE, SEPTEMBER 30, 1995      4,041,378              40         33,006           (1,042)       (5,000)         (95)      31,909
Issuance of common stock            13,094               1            284                                                      285
Net income                                                                           5,023                                   5,023
                              -------------   -------------    -----------       -----------  -----------   ----------    ---------
BALANCE, SEPTEMBER 30, 1996      4,054,472   $          41    $    33,290     $      3,981        (5,000)  $      (95)   $  37,217
                              =============   =============    ===========       ===========  ===========   ==========    =========

         See accompanying notes to consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

     Celestial Seasonings, Inc. is the largest manufacturer and marketer of herb teas in the United States, with an estimated 50% share of the herb tea category. The Company developed and popularized the herb tea category in the United States as a flavorful and non-caffeinated alternative to other hot beverages. Currently the Company markets approximately 60 tea varieties under the Celestial Seasonings(R) brand. Celestial Seasonings products are sold in substantially all of the major supermarkets, grocery stores and natural foods markets in the United States.

2. Significant Accounting Policies

     Basis of presentation. The consolidated financial statements include the accounts of Celestial Seasonings, Inc. and subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The Company's year ends on the last Saturday of each September. For presentation purposes, however, such year is presented as if it ended on September 30. All references to years refer to the Company's fiscal years.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses through the reporting period. Actual results could differ from these estimates.

     Cash and cash equivalents. Cash and cash equivalents include cash on hand and on deposit and investments in highly liquid, short-term financial instruments purchased with a maturity of three months or less.

     Inventory. Inventory is stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Earnings per share. Earnings per share is based on the weighted average number of shares outstanding and, if dilutive, common stock equivalents of the Company.

     Export sales. Net sales include total export sales of $7,579,000, $6,578,000 and $5,666,000 in 1996, 1995 and 1994, respectively.

     Depreciation and amortization. Depreciation and amortization of property, plant and equipment is provided on the straight-line method over the following estimated useful lives:


                                                        Years
                                                        -----
                Building                                   32
                Vehicles                                    3
                Factory equipment                           7
                Office and other equipment                  5

  Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.

  Amortization of intangible assets is provided on the straight-line method over the following estimated useful lives:

                                                          Years
                                                          -----
                Goodwill                               15 to 40
                Trademarks and copyrights                    40
                Grocery shelf space                          40
                Manufacturing process and workforce           7
                Artwork and plates                            3
                Other                                    3 to 8

  Accumulated amortization of goodwill was $1,227,000 and $995,000 respectively, at September 30, 1996 and 1995.

  In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the recoverability of the net carrying value of property, plant and equipment, intangible assets, and goodwill based upon current and anticipated net income and undiscounted cash flows, and if necessary an impairment is recorded. The Company has recorded no such impairments in 1996, 1995 or 1994.

  Research and development costs. Research and development costs are charged to expense when incurred. During the years ended September 30, 1996, 1995 and 1994, amounts expensed for Company-sponsored research and development activities were $955,000, $1,005,000 and $919,000, respectively.

  Concentrations of credit risk. Areas which potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk associated with accounts receivable are limited due to the Company's large number of customers and their dispersion across many different geographic areas. As of September 30, 1996, the Company had no significant concentrations of credit risk.

  Fair value of financial instruments. Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair values of certain of the Company's assets and liabilities. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at September 30, 1996 and 1995 approximate fair value due to their short-term maturities. The carrying value of long-term debt at September 30, 1996 and 1995 also approximates fair value as interest rates are adjusted to current market rates on a monthly and quarterly basis.

  Stock based compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which will be adopted by the Company beginning October 1, 1996. SFAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in 1997.

3. Detail of Certain Balance Sheet Accounts
    (in thousands)

                                                September 30,
                                          ------------------------
                                            1996           1995
                                          ---------      ---------
Inventory:
Raw materials & supplies                 $    4,486     $    4,850
Work in process                                 888          1,057
Finished goods                                1,665          2,693
                                          ---------      ---------
                                              7,039          8,600
Less inventory reserves                         231            879
                                          ---------      ---------
 Total                                   $    6,808     $    7,721
                                          =========      =========
Property, plant & equipment:
Land                                     $    5,921     $    5,911
Building                                      8,701          8,591
Machinery & equipment                        11,368         10,184
Furniture & fixtures                            283            293
                                          ---------      ---------
                                             26,273         24,979
Less accumulated depreciation                 9,402          8,334
                                          ---------      ---------
 Total                                   $   16,871     $   16,645
                                          =========      =========

Intangible assets:
Trademarks & copyrights                  $    9,848     $    9,848
Grocery shelf space                           5,700          5,700
Manufacturing process & workforce             4,879          4,879
Artwork & plates                              4,237          3,601
Other                                         1,570          1,570
                                          ---------      ---------
                                             26,234         25,598
Less accumulated amortization                12,720         11,459
                                          ---------      ---------
 Total                                   $   13,514     $   14,139
                                          =========      =========

Other assets:
Financing fees                           $    1,830     $    1,830
Less accumulated amortization                   844            621
                                          ---------      ---------
                                                986          1,209
Other                                           304            425
                                          ---------      ---------
 Total                                   $    1,290     $    1,634
                                          =========      =========

4. Long-term Debt

Long-term debt consists of the following (in thousands):

                                                              September 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
        Term loans payable to banks                     $   2,600     $   5,950
        Borrowings related to Economic Development
         Revenue Bonds due in monthly installments
         through November 1, 2009, interest payable
         monthly at variable rates                          6,650         6,950
        Other                                                 168           223
                                                         --------      --------
                                                            9,418        13,123
        Less current portion                                  361           355
                                                         --------      --------
        Total                                           $   9,057     $  12,768
                                                         ========      ========






         The Company's existing bank credit facility (the "Facility") includes a revolving working capital facility, a reducing revolving facility and a letter of credit facility. The commitment under the revolving working capital facility (no borrowings outstanding at September 30, 1996) is $8,000,000, subject to a borrowing base which is based on the Company's accounts receivable and inventory, and has a final maturity of July 20, 1998. The commitment under the reducing revolving facility (borrowings of $2,600,000 at September 30, 1996) was $15,000,000 at September 30, 1996, with semi-annual reductions of the commitment until final maturity at July 19, 2000. At September 30, 1996, outstanding borrowings under these facilities bore interest at rates ranging from LIBOR plus 1.00% to prime with an average weighted interest rate of 6.89%. The commitment under the letter of credit facility is $7,042,000 and expires July 19, 2000, with fees of 1.75% per annum of the total commitment. Borrowings under this facility (none at September 30, 1996) bear interest at the prime rate plus 1.00%. As required by the Facility, in 1994 the Company entered into, at a cost of $87,000, an interest rate cap agreement set at a 90 day LIBOR strike price of 5.00%, on a notional amount of $10,000,000, in order to hedge its exposure on variable rate debt. The interest rate cap agreement expired October 13, 1996.

         The Facility imposes certain ratio maintenance requirements on the Company, including minimum EBITDA levels, interest coverage, current ratio, net worth and fixed charge coverage, and certain restrictive covenants including limitations on indebtedness, liens, capital expenditures, sales of assets, mergers, investments and dividends. Borrowings under the Facility are secured by substantially all of the assets of the Company.

         Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (3.60% at September 30, 1996) and are secured by a letter of credit issued under the Facility. The Bonds mature December 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under the letter of credit. Drawdowns under the letter of credit bear interest at prime plus 1.00%, and are repaid through resale of the Bonds. Any outstanding drawdowns must be repaid on July 19, 2000. There were no borrowings under the letter of credit at September 30, 1996 and 1995.

         The aggregate annual maturities of long-term debt during the five years subsequent to September 30, 1996 are: 1997 - $361,000; 1998 - $383,000; 1999-
$323,000; 2000 - $2,975,000; and 2001 - $400,000.

5. Commitments

  The Company leases various office and manufacturing equipment. Total rental expense for the equipment for the years ended September 30, 1996, 1995 and 1994 was $367,000, $457,000 and $312,000, respectively. At September 30, 1996, minimum rental commitments by year under noncancelable operating leases are:
1997 - $343,000; 1998 - $112,000; 1999 - $8,000; and 2000 - $4,000.

6. Legal Proceedings

  On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et al., in the United States District
---------------------------------------------
Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to the Company, the complaint names as defendants certain of the Company's present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July 12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

  On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. The court's order became final on December 11, 1995, after the plaintiff failed to amend the complaint within the time permitted by the district court. The plaintiff has appealed the district court's decision to the United States Court of Appeals for the Tenth Circuit. Due to the uncertainties inherent in the litigation process, the Company is unable to predict the outcome of this matter.

  The Company is also a party to ordinary routine litigation incidental to its business. The Company does not expect any of such incidental litigation to have a material adverse effect on the Company's results of operations or financial condition.

7. Stockholders' Equity

  Preferred stock. In July 1993, the Company authorized the issuance of 1,000,000 shares of $0.01 par value Preferred Stock and designated 10,000 shares as a Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement. No shares were outstanding at September 30, 1996.

  Stock options. During 1991, the Company approved the adoption of an incentive and non-qualified stock option plan that provided for the granting of options to purchase up to 46,112 shares of the Company's common stock to employees. The options generally vest over a four year period and expire five years from the grant date. No further grants will be made under the plan.

  In 1991, the Company granted options to Mo Siegel to purchase 95,630 shares of the Company's common stock in connection with capital contributions made by Mr. Siegel and certain other agreements. Such options were immediately vested at the grant date, are exercisable half at $8.26 per share and half at $11.45 per share, and expire in 2031.

  During 1993, the Company approved the adoption of an incentive and non-qualified stock option plan that provides for the granting of options to purchase up to 131,000 shares of the Company's common stock. Options granted at the time of the Company's initial public offering in 1993 vest over one year and five year periods. Options granted subsequent to the Company's initial public offering generally vest over a five year period. Options granted under this plan expire ten years from the grant date. During 1995, the Company increased the number of options that may be granted under the plan to 225,000 shares.

  In 1993, the Company granted options to purchase 10,000 shares of the Company's common stock to a director of the Company. The options vest over a three year period and expire ten years from the grant date.

  In 1995, the Company approved the adoption of a non-qualified stock option plan. The plan provides for up to 75,000 shares of the Company's common stock for issuance upon exercise of options granted to new non-employee directors and in lieu of meeting fees paid to non-employee directors. The options vest over a one year period and expire ten years from the grant date.

Stock option activity was as follows:

                                            Options    Exercise Price
                                           --------   ---------------
     Outstanding, September 30, 1993        264,573   $ 7.63 - $20.00
      Granted                                27,850   $14.25 - $32.00
      Exercised                                (524)           $ 7.63
      Canceled                              (18,422)  $ 7.63 - $32.00
                                           --------
     Outstanding, September 30, 1994        273,477   $ 7.63 - $32.00
      Granted                                69,000   $14.69 - $19.50
      Exercised                             (16,634)  $ 7.63 - $10.69
      Canceled                              (45,332)  $10.21 - $32.00
                                           --------
     Outstanding, September 30, 1995        280,511   $ 7.63 - $30.00
      Granted                                45,154   $17.25 - $24.00
      Exercised                              (7,360)  $14.75 - $20.00
      Canceled                              (62,114)  $10.69 - $30.00
                                           --------
     Outstanding, September 30, 1996        256,191   $ 7.63 - $24.00
                                           ========


  The weighted average exercise price of outstanding options at September 30, 1996 was $15.03. Stock options vest as follows:

                       Year                      Shares
                       ----                      ------
              Currently exercisable             168,488
                       1997                      31,444
                       1998                      24,074
                       1999                      16,649
                       2000                      11,806
                       2001                       3,730
                                              ---------
                       Total                    256,191
                                              =========

8. Income Taxes

The components of income taxes are as follows (in thousands):

                               1996         1995          1994
                              -------     -------      -------
         Federal:
           Current           $  2,101    $  2,180     $  1,013
           Deferred               663        (490)        (367)
                              -------     -------      -------
                                2,764       1,690          646
                              -------     -------      -------

         State:
           Current                222         566           52
           Deferred               107        (207)           -
                              -------     -------      -------
                                  329         359           52
                              -------     -------      -------
         Total               $  3,093    $  2,049     $    698
                              =======     =======      =======


       The Company's income tax expense in 1996, 1995 and 1994 differs from the federal statutory provision as follows (in thousands):

                                                       1996          1995            1994
                                                     --------      --------        --------
Income tax at statutory rates                       $   2,759     $   2,691       $   2,435

Utilization of operating loss carryforwards                 -          (650)         (1,700)

Realization of deferred tax assets for which
 valuation allowances had been provided                     -          (429)           (344)

Increase in deferred tax assets for which
 valuation allowances are provided                         59            95             100

State income taxes, net of federal benefit                217           237              34

Other                                                      58           105             173
                                                     --------      --------        --------
Total                                               $   3,093      $  2,049       $     698
                                                     ========       =======        ========

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company's net deferred tax assets at September 30 are as follows (in thousands):


                                                      1996            1995
                                                    --------        --------
             Current deferred tax assets:

              Accruals                             $     245       $     367
              Reserves                                   (60)            480
              Capitalized costs                           93             101
              Prepayments                               (271)           (113)
                                                    --------        --------
             Current deferred tax assets, net      $       7       $     835
                                                    ========        ========

             Noncurrent deferred tax assets:

              Amortization                         $   2,291       $   1,950
              Depreciation                              (123)              9
              Valuation allowance                     (1,881)         (1,730)
                                                    --------        --------
             Noncurrent deferred tax assets, net   $     287       $     229
                                                    ========        ========

       At September 30, 1996 the potential future benefits from noncurrent deferred tax assets relating to intangible assets, which are not amortizable for tax purposes, are fully reserved by means of a valuation allowance, due to the uncertainty of their future realization. The net change in the valuation allowance in 1996 was $151,000.

9. Employee Benefit Plans

       The Company has a contributory thrift plan covering all employees. Each year, based on the achievement of certain targeted operating results, the Company can contribute to the plan an amount equal to 1% to 2.5% of thriftable wages. Additionally, the Company matches 50% of participant contributions up to limits provided in the plan. The Company's contributions are funded currently and were $323,000, $312,000 and $263,000 for 1996, 1995 and 1994, respectively.

       During 1989, the Company formed an employee stock ownership plan covering all employees. The Company's contributions for 1996, 1995 and 1994 were $75,000 per year. The plan held 22,310 shares of the Company's common stock at September 30, 1996.

10. Related Party Transactions

       Pursuant to a management agreement, the Company paid management fees and reimbursable expenses to a company affiliated with two directors and a stockholder of the Company totaling $89,000 during 1994. The management agreement was terminated in January 1994. During 1994, the Company incurred $159,000 of costs associated with the registered public offering of 500,000 shares of common stock on behalf of certain stockholders, including 425,000 shares on behalf of the affiliate referenced above.

  The Company earned royalty income totaling $417,000 and $550,000 during 1995 and 1994, respectively, from a company whose former chairman of the board of directors serves as a director of the Company. During 1995, the Company paid royalty expense totaling $25,000 to that company associated with the termination of the agreement.

  The Company had sales to an affiliate of $128,000, $357,000 and $98,000 during 1996, 1995 and 1994, respectively. As of September 30, 1996 and 1995 amounts due from the affiliate totaled $48,000 and $18,000, respectively.

11. Business Combination

  On June 30, 1995, the Company acquired the net assets of Botalia Pharmaceutical, Inc., a developer and marketer of herbal supplements. The transaction was accounted for as a purchase business combination and the results of operations for the period July 1, 1995 through September 30, 1995 were included in the 1995 consolidated income statement of the Company. The total cash consideration for the acquisition, including acquisition costs of approximately $300,000, was approximately $1.2 million. As a result of this transaction, goodwill of approximately $1.1 million was recorded and is being amortized over 15 years on a straight-line basis. Pro forma information for this acquisition is not material and therefore is not presented.

  During 1996, the Company completed its purchase price allocation and recorded an increase to goodwill of approximately $871,000, primarily for the accrual of additional preacquisition liabilities. This amount is being amortized on a straight-line basis over the remaining goodwill life of 14 years.

12. Quarterly Financial Data (Unaudited):
     (in thousands, except for per share amounts)

                                                             1996 Quarters Ended
                                            --------------------------------------------------------
                                                Sept. 30         June 30       Mar. 31      Dec. 31
                                            -------------     -------------  -----------   ---------
Case sales                                         832             647          1,437          1,422
Net sales                                  $    14,587      $   10,829     $   23,950      $  23,632
Gross profit                                     8,536           5,840         15,195         14,882
Operating income (loss)                            906            (139)         4,929          3,294
Net income (loss)                                  466            (136)         2,841          1,852
Net income (loss) per share                $      0.11      $    (0.03)    $     0.69      $    0.45
Net sales as a percent of annual net sales        20.0%           14.8%          32.8%          32.4%


                                                             1995 Quarters Ended
                                            --------------------------------------------------------
                                                Sept. 30         June 30       Mar. 31      Dec. 31
                                            -------------     -------------  -----------   ---------
Case sales                                         831             764          1,456          1,223
Net sales                                  $    13,482      $   11,265      $  24,232       $ 21,125
Gross profit                                     7,746           5,895         15,644         13,470
Operating income                                   849             822          4,477          3,032
Net income                                         480             385          3,147          1,855
Net income per share                       $      0.12      $     0.09      $    0.77       $   0.45
Net sales as a percent of annual net sales        19.2%           16.1%          34.6%          30.1%

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                   PART III
                                   --------

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The sections labeled "Election of Directors," "Compliance with Section 16" and "Executive Officers" appearing in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. - EXECUTIVE COMPENSATION

  The sections labeled "Compensation of Directors and Executive Officers," "Executive Compensation," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values," "Employment Agreements," "Compensation Committee Report" and "Performance Graph" appearing in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The section labeled "Principal Stockholders" appearing in the Company's Proxy Statement in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM  13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV
                                    -------

ITEM  14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                  16

Consolidated Income Statements for the years ended
    September 30, 1996, 1995 and 1994                                         17

Consolidated Balance Sheets at September 30, 1996 and 1995                    18

Consolidated Statements of Cash Flows for the years ended
    September 30, 1996, 1995 and 1994                                         19

Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1996, 1995 and 1994                                         20

Notes to Consolidated Financial Statements                                 21-29

Quarterly Financial Data (unaudited)                                          29

      2. Index to Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

II - Valuation and Qualifying Accounts for the years ended
     September 30, 1996, 1995 and 1994                                        37

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

  3. Exhibits

  The following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit No.         Description
-----------         -----------
         *3.1   -   Amended and Restated Certificate of Incorporation of Registrant.

         *3.2   -   Bylaws of Registrant.

         *4.1   -   Common Stock certificate.

         *4.2   -   Rights Agreement dated as of July 19, 1993 between Registrant and Harris Trust and Savings Bank, as Rights agent.

        *10.1   -   Incentive and Non-Qualified Stock Option Plan of Registrant as Successor to
                    Celestial Holdings, Inc. adopted February 26, 1991.

  *******10.2   -   1993 Long-Term Incentive Plan of Registrant adopted June 7, 1993, as amended.

   ******10.3   -   1994 Non-Employee Director Compensation Plan adopted August 4, 1994.

       **10.4   -   Credit Agreement dated as of July 19, 1993, among Registrant and Fleet National
                    Bank as a lender and as agent.

         10.5   -   Amendments 1, 2 and 3 to the Credit Agreement dated as of July 19, 1993, among
                    Registrant and Fleet National Bank as a lender and agent.

        *10.6   -   Loan Agreement dated as of December 1, 1989 between Registrant and Colorado
                    Housing and Finance Authority.

        *10.7   -   Common Stock Subscription Agreement dated as of July 11, 1991 among
                    Registrant, Mo Siegel and Vestar/Celestial Investment Limited Partnership, as
                    amended July 15, 1991 and August 22, 1991.

      ***10.8   -   Employment Agreement dated May 22, 1992 between Registrant and
                    John D. Hale.

     ****10.9   -   Employment Agreement dated November 16, 1993 between Registrant and
                    Abbe G. Kuhn.

    ****10.10   -   Employment Agreement dated February 15, 1994 between Registrant and
                    Marie A. Gambon.

   *****10.11   -   Employment Agreement dated December 7, 1994 between Registrant and
                    Ramona Cappello.

         23.1   -   Report of Deloitte & Touche LLP on consolidated financial statement schedule.

         23.2   -   Consent of Deloitte & Touche LLP.

         27.1   -   Financial Data Schedule.

  (b) Reports on Form 8-K
  There were no reports on Form 8-K for the quarter ending September 30, 1996.
  __________
  *Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 33-64012, as amended, filed with the Securities and Exchange Commission on June 7, 1993.
  **Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.
  ***Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 33-72900, as amended, filed with the Securities and Exchange Commission on December 15, 1993.
  ****Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994.
  *****Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
  ******Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.
  *******Incorporated by reference to the Registrant's Proxy Statement in connection with the 1995 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on January 4, 1995.

  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boulder, State of Colorado, as of December 13, 1996.



                                                      CELESTIAL SEASONINGS, INC.


                                                      By: /S/ DARRELL  F.  ASKEY
                                                          ----------------------
                                                                Darrell F. Askey
                                             Vice President - Finance, Secretary
                                                                   and Treasurer

          Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K for the year ended September 30, 1996 has been signed by the following persons in the capacities indicated on the 13th day of December, 1996.

       Signature                                     Title                                      Date
       ---------                                     -----                                      ----


        /S/ MO SIEGEL             Chairman, President and Chief Executive Officer         December 13, 1996
------------------------------
          Mo Siegel


     /S/ RONALD V. DAVIS          Director                                                December 13, 1996
------------------------------
       Ronald V. Davis


       /S/ MARINA HAHN            Director                                                December 13, 1996
------------------------------
         Marina Hahn


      /S/ JOHN D. HOWARD          Director                                                December 13, 1996
------------------------------
        John D. Howard


     /S/ JAMES P. KELLEY          Director                                                December 13, 1996
------------------------------
       James P. Kelley


    /S/ LEONARD LIEBERMAN         Director                                                December 13, 1996
------------------------------
      Leonard Lieberman


     /S/ DARRELL F. ASKEY         Vice President - Finance, Secretary and Treasurer       December 13, 1996
------------------------------    (Principal Financial Officer)
       Darrell F. Askey


    /S/ SANFORD D. GOLDBERG       Controller (Principal Accounting Officer)               December 13, 1996
------------------------------
      Sanford D. Goldberg

                                                                     SCHEDULE II

                          CELESTIAL SEASONINGS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                      Balance at                                              Balance
                                                      Beginning             Charged to            Write-      at End
Classification                                         of Year               Expenses              offs       of Year
--------------                                      -------------         --------------        ----------  -----------
For the year ended September 30, 1994:
  Allowance for doubtful accounts................          $116                   $ 29             $ (31)        $114
  Inventory reserves.............................           132                    355              (270)         217
For the year ended September 30, 1995:
  Allowance for doubtful accounts................           114                    120              (163)          71
  Inventory reserves.............................           217                    845              (183)         879
For the year ended September 30, 1996:
  Allowance for doubtful accounts................            71                     77                 -          148
  Inventory reserves.............................           879                     68              (716)         231