Form 10-Q
period 1996-12-31
CELESTIAL SEASONINGS INC
filed 1997-02-07
CIK 729176

                         UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q


     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996

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

                     Yes [X]          No [ ]

As  of  January 31, 1997 the Registrant had 4,050,916  shares  of
Common  Stock, $0.01 Par Value, outstanding. This report on  Form
10-Q contains 14 pages.

                CELESTIAL  SEASONINGS,  INC.



                            INDEX



PART I - FINANCIAL INFORMATION
------------------------------


                                               PAGE(S)
                                               -------
ITEM 1. FINANCIAL STATEMENTS

        Unaudited consolidated income             3
        statements

        Unaudited consolidated balance            4
        sheets

        Unaudited consolidated statements of      5
        cash flows

        Notes to unaudited consolidated          6-7
        financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS    8-10
        OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS



PART II - OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS                       11


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K        11


SIGNATURES                                       12

                 CELESTIAL SEASONINGS, INC.
               CONSOLIDATED INCOME STATEMENTS
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         (UNAUDITED)

                                            Three Months Ended
                                               December 31,
                                            ------------------
                                              1996      1995
                                            --------  --------
Case volume                                   1,439     1,422

Net sales                                   $25,673   $23,632
Cost of goods sold                            9,074     8,750
                                            -------   -------
  Gross profit                               16,599    14,882

Operating expenses:
  Selling and marketing                      11,715    10,150
  General and administrative                    980     1,052
  Amortization of intangibles                   326       386
                                            -------   -------
    Total operating expenses                 13,021    11,588

Operating income                              3,578     3,294
Interest expense                                181       256
                                            -------   -------
Income before income taxes                    3,397     3,038
Income taxes                                  1,359     1,186
                                            -------   -------
Net income                                  $ 2,038   $ 1,852
                                            =======   =======
Net income per common share                 $  0.49   $  0.45
                                            =======   =======
Weighted average common shares                4,122     4,095
                                            =======   =======

   See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL  SEASONINGS,  INC.
                         CONSOLIDATED  BALANCE  SHEETS
                               (IN THOUSANDS)
                                (UNAUDITED)

                                  ASSETS

                                                 December 31,   September 30,
                                                    1996            1996
                                                 ------------   -------------
Current assets:
  Cash and cash equivalents                        $ 2,374         $   204
  Accounts receivable, net of allowance
   (Dec. - $239 Sept. -  $148)                      10,087           8,133
  Inventory                                          6,723           6,808
  Deferred income taxes                                 71               7
  Prepaid income taxes                                   -             470
  Prepaid expenses                                     644             889
                                                  --------         -------
  Total current assets                              19,899          16,511

Property, plant and equipment, net                  16,872          16,871
Intangible assets, net                              13,314          13,514
Goodwill, net                                        6,360           6,430
Deferred income taxes                                  215             287
Other assets                                         1,235           1,290
                                                   -------         -------
Total assets                                       $57,895         $54,903
                                                   =======         =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 5,587         $ 3,754
  Accrued liabilities and wages                      5,380           4,462
  Accrued income taxes                                 874               -
  Accrued interest payable                              43              52
  Current portion of long-term debt                    367             361
                                                   -------         -------
    Total current liabilities                       12,251           8,629

Long-term debt                                       6,365           9,057

Commitments

Stockholders' equity:
  Common stock, $.01 par value -
    authorized 15,000,000 shares;
      Dec. - issued 4,055,916 shares,
        outstanding 4,050,916 shares
      Sept. - issued 4,054,472 shares,
        outstanding 4,049,472 shares                    41              41
  Capital surplus                                   33,314          33,290
  Retained earnings                                  6,019           3,981
  Treasury stock, 5,000 shares of common
    stock at cost                                      (95)            (95)
                                                   -------         -------
    Total stockholders' equity                      39,279          37,217
                                                   -------         -------
Total liabilities and stockholders' equity         $57,895         $54,903
                                                   =======         =======

   See accompanying notes to unaudited consolidated financial statements.

                        CELESTIAL SEASONINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                      Three Months Ended
                                                         December 31,
                                                      ------------------
                                                        1996      1995
                                                      --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 2,038   $ 1,852
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                           273       247
    Amortization of intangibles                            326       386
    Amortization of financing fees                          50        56
    Deferred income taxes                                    8         -
  Changes in operating assets and liabilities:
    Accounts receivable                                 (1,954)   (3,180)
    Inventory                                               85      (280)
    Prepaid expenses                                       245       120
    Accounts payable                                     1,833     3,386
    Accrued liabilities and wages                          918       167
    Accrued income taxes                                 1,344       589
    Accrued interest payable                                (9)       (6)
                                                       -------   -------
Net cash provided by operating activities                5,157     3,337
                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (274)     (433)
  Increase in intangible assets                            (56)     (129)
  Decrease in other assets                                   5        77
                                                       -------   -------
Net cash used in investing activities                     (325)     (485)
                                                       -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                       24        29
  Increase in long-term debt                             2,285       800
  Reduction in long-term debt                           (4,971)   (3,338)
                                                       -------   -------
Net cash used in financing activities                   (2,662)   (2,509)
                                                       -------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                2,170       343

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           204       375
                                                       -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 2,374   $   718
                                                       =======   =======
CASH PAID FOR INTEREST                                 $   133   $   193
CASH PAID FOR INCOME TAXES                             $     6   $   597


    See accompanying notes to unaudited consolidated financial statements.

               CELESTIAL  SEASONINGS,  INC.
  NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


1.   GENERAL

      Basis of Presentation - Each fiscal quarter includes thirteen weeks. The Company's first fiscal quarter ends on the last Saturday of December. For presentation purposes, however, the first fiscal quarter is presented as if it ended on December 31.

     The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to the Company's fiscal 1996 financial statements to conform them to fiscal 1997 classifications.

       Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1997. The Company believes that this Quarterly Report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows  for  the  periods ended December 31,  1996  and  1995 covered thereby.

2.   DETAIL OF INVENTORY ACCOUNTS

                                     December 31,        September 30,
                                        1996                 1996
                                     ------------        -------------
Raw materials and supplies              $4,784              $4,486
Work in process                            711                 888
Finished goods                           1,718               1,665
                                        ------              ------
                                         7,213               7,039
Less inventory reserves                    490                 231
                                        ------              ------
Total                                   $6,723              $6,808
                                        ======              ======

3.   LEGAL  PROCEEDINGS

      On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et. al.,
                 ----------------------------------------------
in the United States District Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was  terminated  on  January 1, 1995.  In  addition  to  the
Company,  the complaint names as defendants certain  of  the
Company's   present  and  former  directors  and   officers,
PaineWebber,  Inc.,  Shearson/Lehman  Brothers,  Inc.,   and
Vestar/Celestial   Investment  Limited   Partnership.    The
complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July
12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

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

                    CELESTIAL  SEASONINGS,  INC.
       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
               CONDITION  AND  RESULTS  OF OPERATIONS

SEASONALITY

      The Company's business is seasonal and its quarterly results of operations reflect the results of increased demand for the Company's hot tea products in the cooler months of the year. The following table sets forth selected unaudited quarterly consolidated financial and operational data for the five most recent quarters.

                                             Quarter Ended
                        ----------------------------------------------------
                        Fiscal 1997               Fiscal 1996
                        ----------- ----------------------------------------
                          Dec. 31    Sept. 30   June 30   Mar. 31   Dec. 31
                        ----------- ---------- --------- --------- ---------
                                             (in thousands)
 Case sales                 1,439        832       647     1,437     1,422
 Net sales                $25,673    $14,587   $10,829   $23,950   $23,632
 Gross profit              16,599      8,536     5,840    15,195    14,882
 Operating income (loss)    3,578        906      (139)    4,929     3,294
 Operating margin            13.9%       6.2%     (1.3)%    20.6%     13.9%
 Net income (loss)        $ 2,038    $   466   $  (136)  $ 2,841   $ 1,852
 Percent of fiscal year
   net sales                 N/A        20.0%      14.8%    32.8%     32.4%


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


                                                           Period-to-Period
                            Percentage of Net Sales      Increase/(Decrease)
                            -----------------------      -------------------
                              Three Months Ended          Three Months Ended
                                 December 31,                December 31,
                              ------------------          ------------------
                                1996      1995               1996 to 1995
                              --------  --------          ------------------
 Net sales                     100.0%     100.0%                 8.6%
 Cost of goods sold             35.3       37.0                  3.7
                               -----      -----
 Gross profit                   64.7       63.0                 11.5
 Selling and marketing          45.6       43.0                 15.4
 General and administrative      3.8        4.5                 (6.8)
 Amortization of intangibles     1.3        1.6                (15.5)
                               -----      -----
 Operating income               14.0       13.9                  8.6
 Interest expense                0.7        1.1                (29.3)
                               -----      -----
 Income before income taxes     13.3       12.8                 11.8
 Income taxes                    5.3        5.0                 14.6
                               -----      -----
 Net income                      8.0%       7.8%                10.0%
                               =====      =====


THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

      Net sales. Net sales for the three months ended December 31, 1996 increased 8.6% to $25.7 million from $23.6 million for the comparable period in fiscal 1996. Case sales increased 1.2% to
1,439,000 cases from 1,422,000 cases. Case sales growth was the result of a 3.9% increase in sales of the Company's herb and specialty black dry tea products and the contribution of nutraceutical product sales. Net sales of dry tea products for fiscal 1997 reflect a price increase which was implemented during the third quarter of fiscal 1996. The Company's nutraceutical products contributed net sales of approximately $0.7 million during the first quarter of fiscal 1997, a 73.7% increase from fiscal 1996. Fiscal 1996 case and net sales reflect sales of bottled iced tea, a product now licensed to Royal Crown Company, Inc. and not included in the comparable period of fiscal 1997.

      Gross profit. Gross profit for the three months ended December 31, 1996 increased 11.5% to $16.6 million from $14.9 million for the comparable period in fiscal 1996. The Company's gross profit margin increased to 64.7% from 63.0% for the comparable prior year period. The increase in gross margin is primarily due to increased sales of the Company's higher margin hot herb tea products in its more profitable channels of distribution. In addition, the Company's nutraceutical products realized higher gross margins during fiscal 1997, as compared to fiscal 1996, due to greater efficiencies.

      Selling and marketing expenses. Selling and marketing expenses for the three months ended December 31, 1996 increased 15.4% to $11.7 million from $10.2 million for the comparable period in fiscal 1996, and increased as a percentage of net sales to 45.6% from 43.0%. The increase in selling and marketing expenses primarily was due to increased advertising and trade promotion expenses.

      General and administrative expenses. General and administrative expenses for the three months ended December 31, 1996 decreased 6.8% from the comparable period in fiscal 1996, and decreased as a percentage of net sales to 3.8% from 4.5%. The decrease was primarily due to temporary reductions and spending controls implemented by the Company which resulted in reduced expenses in several areas.

       Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for the three months ended December 31, 1996, decreased 15.5% from the comparable period in fiscal 1996. Amortization of intangibles was lower for fiscal 1997, as compared to fiscal 1996, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging

      Operating income. Operating income for the three months ended December 31, 1996, increased 8.6% to $3.6 million from $3.3 million for the comparable period in fiscal 1996. Operating income as a percentage of net sales remained relatively unchanged.

      Interest expense. Interest expense for the three months ended December 31, 1996 declined 29.3% from the comparable period in fiscal 1996 primarily as a result of reduced outstanding borrowings. The Company extinguished its bank debt during the quarter. Interest expense for the three months ended December 31, 1996 primarily relates to Industrial Revenue Bonds which are secured by the Company's facility and fees relating to continued availability of the Company's bank credit facility.

      Income taxes. Income tax expense for the three months ended December 31, 1996 increased 14.6% from the comparable period in fiscal 1996, primarily due to increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Purchases of inventory, marketing expenditures and support of accounts receivable have historically been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal uses of funds in the future will be the development of new or existing products, including the Company's iced teas and nutraceutical products, and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under the credit facility. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facility are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made.

      Cash and cash equivalents increased $2.2 million for the three months ended December 31, 1996. Cash provided by operating activities was $5.2 million for the three months ended December 31, 1996. The Company's investing and financing activities used cash of $0.3 million and $2.7 million, respectively, for the three months ended December 31, 1996.

      The Company incurred capital expenditures of approximately $330,000 during the three months ended December 31, 1996, including $274,000 primarily for factory and computer equipment and $56,000 for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $1.75 to $2.0 million in fiscal 1997.

OTHER DEVELOPMENTS

      The Company incurred legal expenses of approximately $400,000 during the quarter associated with a lawsuit against a competitor relating to trade dress infringement and unfair competition claims. On January 13, 1997, judgment was entered in the United States District Court for the District of Colorado which absolved the competitor of any claims, and there were no monetary damages assessed. The Company believes that additional legal costs associated with this lawsuit are not expected to exceed $300,000.

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Other Developments" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of governmental regulation.

PART II   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------

Exhibit No.                       Description
-----------                       -----------
   23.1      - Report   of  Deloitte  &  Touche  LLP  on  consolidated
               financial statements


(b) Reports on Form 8-K
    -------------------

    There were no reports on Form 8-K for the quarter ended December 31, 1996.

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                    (Registrant)

February 7, 1997    By: /s/ Darrell F. Askey
                       ---------------------
                            Darrell F. Askey
                            Vice  President  - Finance,  Secretary  and
                            Treasurer
                            (Principal Financial Officer)

                          INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                  Sequentially
Exhibit                                             Numbered
  No.                  Description                    Pages
-------                -----------                ------------
  23.1    - Report of Deloitte & Touche LLP on         14
            consolidated financial statements