Form 10-Q
period 1997-03-31
CELESTIAL SEASONINGS INC
filed 1997-05-09
CIK 729176

                         UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q



     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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

                     Yes [X]          No [ ]

As  of  April  30, 1997  the Registrant had 4,053,601  shares  of
Common  Stock, $0.01 Par Value, outstanding. This report on  Form
10-Q contains 15 pages.

                  CELESTIAL  SEASONINGS,  INC.


                              INDEX
                              -----

PART I - FINANCIAL INFORMATION
------------------------------

                                                            PAGE(S)
                                                            -------
     ITEM 1.   FINANCIAL STATEMENTS

            Unaudited consolidated income statements           3

            Unaudited consolidated balance sheets              4

            Unaudited consolidated statements of cash flows    5

            Notes  to unaudited consolidated financial
            statements                                        6-7


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS  8-11


PART II - OTHER INFORMATION
---------------------------

     ITEM 1.   LEGAL PROCEEDINGS                              12

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS                                        12

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K               12

     SIGNATURES                                               13

                       CELESTIAL SEASONINGS, INC.
                     CONSOLIDATED INCOME STATEMENTS
                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                              (UNAUDITED)

                                      Three Months Ended      Six Months Ended
                                          March 31,                March 31,
                                      ------------------      ----------------
                                        1997      1996          1997    1996
                                      --------  --------      ------- --------
Case volume                              1,491     1,437        2,930    2,859

Net sales                             $ 25,861  $ 23,950     $ 51,534 $ 47,582
Cost of goods sold                       8,867     8,755       17,941   17,505
                                      --------  --------     -------- --------
     Gross profit                       16,994    15,195       33,593   30,077

Operating expenses:
     Selling and marketing              10,565     8,757       22,280   18,907
     General and administrative          1,139     1,153        2,119    2,205
     Amortization of intangibles           321       356          647      742
                                      --------  --------     -------- --------
          Total operating expenses      12,025    10,266       25,046   21,854

Operating income                         4,969     4,929        8,547    8,223
Interest expense                            96       215          277      471
                                      --------  --------     -------- --------
Income before income taxes               4,873     4,714        8,270    7,752
Income taxes                             1,866     1,873        3,225    3,059
                                      --------  --------     -------- --------
Net income                            $  3,007  $  2,841     $  5,045 $  4,693
                                      ========  ========     ======== ========
Net income per common share           $   0.73  $   0.69     $   1.22 $   1.14
                                      ========  ========     ======== ========
Weighted average common shares           4,133     4,126        4,129    4,109
                                      ========  ========     ======== ========

    See accompanying notes to unaudited consolidated financial statemants.

                         CELESTIAL  SEASONINGS,  INC.
                        CONSOLIDATED  BALANCE  SHEETS
                              (IN THOUSANDS)
                               (UNAUDITED)

                                 ASSETS

                                               March 31,      September 30,
                                                 1997             1996
                                               --------       ------------
Current assets:
  Cash and cash equivalents                    $  4,512         $    204
  Accounts receivable, net of allowance
    (Mar. - $204 Sept. - $148)                    9,720            8,133
  Inventory                                       7,362            6,808
  Deferred income taxes                              78                7
  Prepaid income taxes                                -              470
  Prepaid expenses                                  499              889
                                               --------         --------
     Total current assets                        22,171           16,511

Property, plant and equipment, net               16,748           16,871
Intangible assets, net                           13,357           13,514
Goodwill, net                                     6,290            6,430
Deferred income taxes                               377              287
Other assets                                      1,047            1,290
                                               --------         --------
Total assets                                   $ 59,990         $ 54,903
                                               ========         ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  4,693         $  3,754
  Accrued liabilities and wages                   4,978            4,462
  Accrued income taxes                            1,373                -
  Accrued interest payable                           29               52
  Current portion of long-term debt                 347              361
                                               --------         --------
     Total current liabilities                   11,420            8,629

Long-term debt                                    6,274            9,057

Commitments

Stockholders' equity:
  Common stock, $.01 par value -
    authorized 15,000,000 shares;
    Mar. - issued 4,056,475 shares,
      outstanding 4,051,475 shares
    Sept. - issued 4,054,472 shares,
      outstanding 4,049,472 shares                   41              41
  Capital surplus                                33,324          33,290
  Retained earnings                               9,026           3,981
  Treasury stock, 5,000 shares of common
    stock at cost                                   (95)            (95)
                                               --------        --------
     Total stockholders' equity                  42,296          37,217
                                               --------        --------
Total liabilities and stockholders' equity     $ 59,990        $ 54,903
                                               ========        ========

   See accompanying notes to unaudited consolidated financial statements.

                         CELESTIAL SEASONINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (UNAUDITED)

                                                        Six Months Ended
                                                            March 31,
                                                      --------------------
                                                        1997        1996
                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  5,045    $  4,693
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                           509         519
    Amortization of intangibles                            647         742
    Amortization of financing fees                          98         112
    Deferred income taxes                                 (161)        367
  Changes in operating assets and liabilities:
    Accounts receivable                                 (1,587)     (3,806)
    Inventory                                             (554)        (20)
    Prepaid expenses                                       390         256
    Accounts payable                                       939       1,141
    Accrued liabilities and wages                          516         737
    Accrued income taxes                                 1,843         369
    Accrued interest payable                               (23)          3
                                                      --------    --------
Net cash provided by operating activities                7,662       5,113
                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (386)       (586)
  Increase in intangible assets                           (350)       (325)
  Decrease in other assets                                 145          76
                                                      --------    --------
Net cash used in investing activities                     (591)       (835)
                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                       34         116
  Increase in long-term debt                             2,285       5,470
  Reduction in long-term debt                           (5,082)     (9,967)
                                                      --------    --------
Net cash used in financing activities                   (2,763)     (4,381)
                                                      --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     4,308        (103)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           204         375
                                                      --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  4,512    $    272
                                                      ========    ========
CASH PAID FOR INTEREST                                $    196    $    338
CASH PAID FOR INCOME TAXES                            $  1,543    $  2,323


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

       Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1997. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1997 and 1996 covered thereby.

       Earnings Per Share - During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share (EPS), and supersedes Accounting Principles Board Opinion No. 15 ("APB 15") and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted. The following table sets forth pro forma earnings per share in accordance with the requirements of SFAS 128 (in thousands, except per share amounts):


                                  Three Months Ended      Six Months Ended
                                       March 31,             March 31,
                                  ------------------     ------------------
                                    1997      1996         1997      1996
                                  --------  --------     --------  --------
Basic earnings per share
  Net income per common share     $   0.74  $   0.70     $   1.25  $   1.16
                                  ========  ========     ========  ========
  Weighted average common shares     4,051     4,040        4,051     4,039
                                  ========  ========     ========  ========
Diluted earnings per share
  Net income per common share     $   0.73  $   0.69     $   1.22  $   1.14
                                  ========  ========     ========  ========
  Weighted average common shares     4,133     4,126        4,129     4,109
                                  ========  ========     ========  ========

                                     PAGE 6

2.   DETAIL OF INVENTORY ACCOUNTS

                                            March 31,      September 30,
                                              1997             1996
                                            --------       ------------
Raw materials and supplies                 $  4,254         $  4,486
Work in process                               1,210              888
Finished goods                                2,373            1,665
                                           --------         --------
                                              7,837            7,039
Less inventory reserves                         475              231
                                           --------         --------
Total                                      $  7,362         $  6,808
                                           ========         ========


3.   LEGAL  PROCEEDINGS

      On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et. al.,
                 -----------------------------------------------
in the United States District Court for the District of
Colorado  (Civil Action Number:  95-K-1045),  in  connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was  terminated  on  January 1, 1995.  In  addition  to  the
Company,  the complaint names as defendants certain  of  the
Company's   present  and  former  directors  and   officers,
PaineWebber,  Inc.,  Shearson/Lehman  Brothers,  Inc.,   and
Vestar/Celestial   Investment   Limited   Partnership.   The
complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July
12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

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

                                                Quarter Ended
                  -------------------------------------------------------------
                      Fiscal 1997                      Fiscal 1996
                  -------------------- -----------------------------------------
                   Mar. 31   Dec. 31    Sept. 30  June 30  Mar. 31  Dec. 31
                  --------  ---------   --------- -------- -------- --------
                                         (in thousands)
Case sales           1,491     1,439          832      647    1,437    1,422
Net sales          $25,861   $25,673      $14,587  $10,829  $23,950  $23,632
Gross profit        16,994    16,599        8,536    5,840   15,195   14,882
Operating income
  (loss)             4,969     3,578          906     (139)   4,929    3,294
Operating margin      19.2%     13.9%         6.2%    (1.3)%   20.6%    13.9%
Net income (loss)  $ 3,007   $ 2,038      $   466  $  (136) $ 2,841  $ 1,852
Percent of fiscal
 year net sales        N/A       N/A         20.0%    14.8%    32.8%    32.4%



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

                                                         Period-to-Period
                        Percentage of Net Sales    Percentage Increase/(Decrease)
                       -------------------------  --------------------------------
                      Three Months     Six Months  Three Months     Six Months
                         Ended           Ended        Ended           Ended
                       March 31,       March 31,    March 31,       March 31,
                     1997     1996   1997   1996   1997 to 1996    1997 to 1996
                    ------   ------ ------ ------ --------------  --------------
Net sales            100.0%   100.0% 100.0% 100.0%      8.0%           8.3%
Cost of goods sold    34.3     36.6   34.8   36.8       1.3            2.5
                     -----    -----  -----  -----
Gross profit          65.7     63.4   65.2   63.2      11.8           11.7
Selling and marketing 40.9     36.5   43.2   39.7      20.6           17.8
General and
 administrative        4.4      4.8    4.1    4.6      (1.2)          (3.9)
Amortization of
 intangibles           1.2      1.5    1.3    1.6      (9.8)         (12.8)
                     -----    -----  -----  -----
Operating income      19.2     20.6   16.6   17.3       0.8            3.9
Interest expense       0.4      0.9    0.5    1.0     (55.3)         (41.2)
                     -----    -----  -----  -----
Income before income
 taxes                18.8     19.7   16.1   16.3       3.4            6.7
Income taxes           7.2      7.8    6.3    6.4      (0.4)           5.4
                     -----    -----  -----  -----
Net income            11.6%    11.9%   9.8%   9.9%      5.8%           7.5%
                     =====    =====  =====  =====

                                    PAGE 8

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

      Net sales. Net sales for the three months ended March 31, 1997 increased 8.0% to $25.9 million from $24.0 million for the comparable period in fiscal 1996. Case sales increased 3.8% to 1,491,000 cases from 1,437,000 cases. Case sales growth was the result of increased sales of the Company's herb and specialty black hot tea products in the Company's traditional channels of distribution, as well as expansion in international markets. Fiscal 1997 net sales of the Company's dry tea products reflect a price increase which was implemented during the third quarter of fiscal 1996. The Company's nutraceutical products contributed net sales of over $0.9 million during the second quarter of fiscal 1997, a 61.9% increase from fiscal 1996.

      Gross profit. Gross profit for the three months ended March 31, 1997 increased 11.8% to $17.0 million from $15.2 million for the comparable period in fiscal 1996. The Company's gross profit margin increased to 65.7% from 63.4% for the comparable prior year period. The increase in gross margin is primarily due to increased sales of the company's higher margin hot herb tea products. In addition, the Company's nutraceutical products realized higher gross margins during fiscal 1997, as compared to fiscal 1996, due to greater efficiencies.

      Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 1997 increased 20.6% to $10.6 million from $8.8 million for the comparable period in fiscal 1996, and increased as a percentage of net sales to 40.9% from 36.5%. The increase in selling and marketing expenses primarily was due to increased trade and consumer promotion and advertising expenses.

      General and administrative expenses. General and administrative expenses for the three months ended March 31, 1997 remained relatively unchanged from the comparable period in fiscal 1996, and decreased as a percentage of net sales to 4.4% from 4.8%.

       Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets, for the three months ended March 31, 1997 decreased 9.8% from fiscal 1996. Amortization of intangibles was lower for fiscal 1997, as compared to fiscal 1996, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

      Operating income. Operating income for the three months ended March 31, 1997 increased 0.8% from the comparable period in fiscal 1996. Operating income as a percentage of net sales decreased to 19.2% from 20.6% primarily due to increased selling and marketing expenses.

      Interest expense. Interest expense for the three months ended March 31, 1997 declined 55.3% from the comparable period in fiscal 1996 as a result of reduced outstanding borrowings. The Company extinguished its bank debt during the first quarter of fiscal 1997. Interest expense for the three months ended March 31, 1997 primarily relates to Industrial Revenue Bonds which are secured by the Company's facility and fees relating to continued availability of the Company's bank credit facility.

      Income taxes. Income tax expense for the three months ended March 31, 1997 decreased 0.4% from the comparable period in fiscal 1996. This decrease was primarily due to a reduction in the Company's estimated effective tax rate during the second quarter of fiscal 1997. This decrease was partially offset by an increase in pre-tax income.

SIX MONTHS ENDED MARCH 31, 1997 COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1996

      Net sales. Net sales for the six months ended March 31, 1997 increased 8.3% to $51.5 million from $47.6 million for the comparable period in fiscal 1996. Case sales increased 2.5% to 2,930,000 cases from 2,859,000 cases. Case sales growth was the result of increased sales of the Company's herb and specialty black hot tea products in the Company's traditional channels of distribution, as well as expansion in international markets. Fiscal 1997 net sales of the Company's dry tea products reflect a price increase which was implemented during the third quarter of fiscal 1996. The Company's nutraceutical products contributed net sales of over $1.6 million for the six months ended March 31, 1997, a 66.6% increase from the comparable period in fiscal 1996.

      Gross profit. Gross profit for the six months ended March 31, 1997 increased 11.7% to $33.6 million from $30.1 million for the comparable period in fiscal 1996. The Company's gross profit margin increased to 65.2% from 63.2% for the comparable prior year period. The increase in gross margin is primarily due to increased sales of the Company's higher margin hot herb tea products. In addition, the Company's nutraceutical products realized higher gross margins during fiscal 1997, as compared to fiscal 1996, due to greater efficiencies.

      Selling and marketing expenses. Selling and marketing expenses for the six months ended March 31, 1997 increased 17.8% to $22.3 million from $18.9 million for the comparable period in fiscal 1996, and increased as a percentage of net sales to 43.2% from 39.7%. The increase in selling and marketing expenses primarily was due to increased trade promotion, advertising and consumer promotion expenses.

      General and administrative expenses. General and administrative expenses for the six months ended March 31, 1997 decreased 3.9% from the comparable period in fiscal 1996, and decreased as a percentage of net sales to 4.1% from 4.6% for the same period of the prior fiscal year. The decrease is primarily due to spending controls implemented by the Company which resulted in reduced expenses in several areas.

       Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets, for the six months ended March 31, 1997 decreased 12.8% from fiscal 1996. Amortization of intangibles was lower for fiscal 1997, as compared to fiscal 1996, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

      Operating income. Operating income for the six months ended March 31, 1997 increased 3.9% from the comparable period in fiscal 1996, primarily due to increased net sales. Operating income as a percentage of net sales decreased to 16.6% from 17.3% primarily due to increased selling and marketing expenses.

      Interest expense. Interest expense for the six months ended March 31, 1997 declined 41.2% from the comparable period in fiscal 1996 as a result of reduced outstanding borrowings. The Company extinguished its bank debt during the first quarter of fiscal 1997. Interest expense for the six months ended March 31, 1997 primarily relates to Industrial Revenue Bonds which are secured by the Company's facility and fees relating to continued availability of the Company's bank credit facility.

      Income taxes. Income tax expense for the six months ended March 31, 1997 increased 5.4% from the comparable period in fiscal 1996. The increase in income tax expense primarily was due to increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Purchases of inventory, marketing expenditures and support of accounts receivable have historically been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal uses of funds in the future will be the development of new or existing tea and nutraceutical products, and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under the credit facility. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facility are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made. On February 13, 1997, the Company announced that its Board of Directors authorized up to a $12 million program to repurchase shares of its common stock. The buyback program does not include specific price targets and may be suspended at any time. The Company initiated a stock repurchase transaction after the conclusion of the quarter, which was deemed immaterial.

      Cash and cash equivalents increased by $4.3 million for the six months ended March 31, 1997. Cash provided by operating activities was $7.7 million for the six months ended March 31, 1997. The Company's investing activities used cash of $0.6 million for the six months ended March 31, 1997. Financing activities of the Company used cash of $2.8 million for the six months ended March 31, 1997, principally for the extinguishment of bank debt.

      The Company incurred capital expenditures of approximately $736,000 during the six months ended March 31, 1997, including $386,000 primarily for factory and computer equipment and $350,000 for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $1.75 to $2.0 million in fiscal 1997.

OTHER DEVELOPMENTS

      The Company incurred legal expenses of approximately $647,000 during the six months ended March 31, 1997 associated with a lawsuit against a competitor relating to trade dress infringements and unfair competition claims. On January 13, 1997, judgment was entered in the United States District Court for the District of Colorado which absolved the competitor of any claims, and there were no monetary damages assessed. The Company believes that no additional legal costs associated with this lawsuit will be incurred.

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Other Developments," above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of governmental regulation.

PART II   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The annual meeting of stockholders of the Company was held on February 13, 1997. The following matters were submitted to a vote of the stockholders:

(a) Election of directors - Two Class III directors were elected to serve until the 2000 annual meeting of stockholders and until successors are elected.


                   Total Votes            Total Votes
                       For                 Withheld
                   -----------            -----------
Mo Siegel           3,593,377               18,269
James P. Kelley     3,600,185               11,461

Incumbent Class I directors with terms expiring in 1998 are Leonard Lieberman and Marina Hahn. Incumbent Class II directors with terms expiring in 1999 are Ronald V. Davis and John D. Howard.

(b) Appointment of independent auditors - The proposal to ratify the appointment of Deloitte & Touche LLP as the Company's certified public accountants for the fiscal year ending September 30, 1997 was approved by a vote of 3,597,454 shares in favor, 10,400 shares against, and 3,792 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)  Exhibits
     --------
Exhibit No.                       Description
-----------                       -----------
 23.1   - Report   of  Deloitte  &  Touche  LLP  on  consolidated
          financial statements

(b)  Reports on Form 8-K
     -------------------
     There were no reports on Form 8-K for the quarter ended March
     31, 1997.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                    (Registrant)


     May 9, 1997    By:  /s/  Darrell F. Askey
                        ----------------------
                         Darrell F. Askey
                         Vice  President  - Finance,  Secretary  and
                         Treasurer
                         (Principal Financial Officer)

                          INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                  Sequentially
Exhibit                                             Numbered
  No.                  Description                   Pages
-------                -----------                ------------
  23.1    - Report of Deloitte & Touche LLP on
            consolidated financial statements          15