Form 10-Q
period 1997-06-30
CELESTIAL SEASONINGS INC
filed 1997-08-08
CIK 729176

                         UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q

     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

                     Yes [X]          No [ ]

As  of  July  31,  1997  the Registrant had 4,058,342  shares  of
Common  Stock, $0.01 Par Value, outstanding. This report on  Form
10-Q contains 62 pages.

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

                          CELESTIAL SEASONINGS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                   Three Months Ended       Nine Months Ended
                                         June 30,                June 30,
                                   ------------------       -----------------
                                   1997          1996       1997         1996
                                  ------        ------     ------       ------
Case volume                          656           647      3,586        3,506

Net sales                       $ 11,589      $ 10,829   $ 63,123     $ 58,411

Cost of goods sold                 5,188         4,989     23,129       22,494
                                --------      --------   --------      -------
     Gross profit                  6,401         5,840     39,994       35,917

Operating expenses:
     Selling and marketing         4,915         4,768     27,195       23,675
     General and administrative      945           850      3,064        3,055
     Amortization of intangibles     320           361        967        1,103
                                --------      --------    -------      -------
          Total operating expenses 6,180         5,979     31,226       27,833

Operating income (loss)              221          (139)     8,768        8,084
Interest expense                     101           203        378          674
                                 -------       -------    -------      -------
Income (Loss) before income taxes    120          (342)     8,390        7,410
Income taxes                          46          (206)     3,271        2,853
                                 -------       --------   -------      -------
Net income (loss)                $    74        $ (136)   $ 5,119      $ 4,557
                                 =======       ========   =======      =======
Net income (loss) per
common share                     $  0.02        $(0.03)   $  1.24      $  1.11
                                 =======        =======   =======      =======
Weighted average common shares     4,135         4,131      4,131        4,116
                                 =======        =======   =======      =======

    See accompanying notes to unaudited consolidated financial statements.

                    CELESTIAL  SEASONINGS,  INC.
                    CONSOLIDATED  BALANCE  SHEETS
                           (IN THOUSANDS)
                             (UNAUDITED)

                                ASSETS

                                                     June 30,    September 30,
                                                       1997          1996
                                                    ---------    -------------
Current assets:
  Cash and cash equivalents                          $  4,696    $    204
  Accounts receivable, net of allowance
  (June - $153 Sept. - $148)                            4,987       8,133
  Inventory                                             8,504       6,808
  Deferred income taxes                                   149           7
  Prepaid income taxes                                     -          470
  Prepaid expenses                                        279         889
                                                      -------     -------
     Total current assets                              18,615      16,511

Property, plant and equipment, net                     16,628      16,871
Intangible assets, net                                 13,184      13,514
Goodwill, net                                           6,220       6,430
Deferred income taxes                                     188         287
Other assets                                              999       1,290
                                                     --------      ------
Total assets                                         $ 55,834    $ 54,903
                                                     ========    ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 2,285     $  3,754
  Accrued liabilities and wages                        3,896        4,462
  Accrued income taxes                                   712          -
  Accrued interest payable                                35           52
  Current portion of long-term debt                      350          361
                                                     -------      -------
     Total current liabilities                         7,278        8,629

Long-term debt                                         6,185        9,057

Commitments

Stockholders' equity:
  Common stock, $.01 par value -
    authorized 15,000,000 shares;
    June - issued 4,060,531 shares,
      outstanding 4,051,631 shares
    Sept. - issued 4,054,472 shares,
      outstanding 4,049,472 shares                        41           41
  Capital surplus                                     33,405       33,290
  Retained earnings                                    9,100        3,981
  Treasury stock,  8,900 and 5,000 shares of common
    stock at cost                                       (175)         (95)
                                                      -------      -------
     Total stockholders' equity                       42,371       37,217
                                                      -------      -------
Total liabilities and stockholders' equity           $55,834      $54,903
                                                     ========     ========

    See accompanying notes to unaudited consolidated financial statements.

                       CELESTIAL SEASONINGS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN THOUSANDS)
                                (UNAUDITED)

                                                            Nine Months Ended
                                                                 June 30,
                                                            ------------------
                                                             1997        1996
                                                            ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  5,119    $  4,557
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                               840         784
    Amortization of intangibles                                967       1,103
    Amortization of financing fees                             147         168
    Deferred income taxes                                      (43)        309
  Changes in operating assets and liabilities:
    Accounts receivable                                      3,146          20
    Inventory                                               (1,696)        138
    Prepaid expenses                                           610         (72)
    Accounts payable                                        (1,469)       (565)
    Accrued liabilities and wages                             (566)     (1,111)
    Accrued income taxes                                     1,182         (37)
    Accrued interest payable                                   (17)        (18)
                                                            -------     -------
Net cash provided by operating activities                    8,220       5,276
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (597)       (966)
  Increase in intangible assets                               (427)       (485)
  Decrease in other assets                                     144          89
                                                             ------     -------
Net cash used in investing activities                         (880)     (1,362)
                                                             ------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                          115         229
  Acquisition of treasury stock                                (80)         -
  Increase in long-term debt                                 2,285       8,535
  Reduction in long-term debt                               (5,168)    (12,701)
                                                            -------    --------
Net cash used in financing activities                       (2,848)     (3,937)
                                                            -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         4,492         (23)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               204         375
                                                           -------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 4,696     $   352
                                                           =======     ========
CASH PAID FOR INTEREST                                     $   237     $   492
CASH PAID FOR INCOME TAXES                                 $ 2,132     $ 2,581

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

       Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1997. The Company believes that the report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1997 and 1996 covered thereby.

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

                                     Three Months Ended      Nine Months Ended
                                          June 30,                June 30,
                                     ------------------      -----------------
                                       1997      1996         1997      1996
                                      ------    ------       ------    ------
Basic earnings per share
  Net income per common share        $  0.02   $ (0.03)     $  1.26   $  1.13
                                     =======   ========     =======   =======
  Weighted average common shares       4,053     4,048        4,052     4,042
                                     =======   ========     =======   =======
Diluted earnings per share
  Net income per common share        $  0.02   $ (0.03)     $  1.24   $  1.11
                                     =======   ========     =======   =======
  Weighted average common shares       4,135     4,131        4,131     4,116

                                      PAGE 6

2.   DETAIL OF INVENTORY ACCOUNTS

                                                June 30,        September 30,
                                                  1997              1996
                                                --------        -------------
Raw materials and supplies                      $  5,734        $  4,486
Work in process                                    1,369             888
Finished goods                                     1,878           1,665
                                                --------        -------------
                                                   8,981           7,039
Less inventory reserves                              477             231
                                                --------        -------------
Total                                           $  8,504        $  6,808
                                                ========        =============


3.   LEGAL  PROCEEDINGS

      On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et. al., in the United States District Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to the
Company, the complaint names as defendants certain of the Company's present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July 12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

     On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. The court's order became final on December 11, 1995, after the plaintiff failed to amend the complaint within the time permitted by the district court. The plaintiff has appealed the district court's decision to the United States Court of Appeals for the Tenth Circuit and the court has not rendered a decision on the appeal. Due to the uncertainties inherent in the litigation process, the Company is unable to predict the outcome of this matter.
                                   PAGE 7

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


                                      Quarter Ended
                --------------------------------------------------------------
                       Fiscal 1997                      Fiscal 1996
                -------------------------  -----------------------------------
                June 30  Mar. 31  Dec. 31  Sept. 30  June 30  Mar. 31  Dec. 31
                -------  -------  -------  --------  -------  -------  -------
                                     (in thousands)
Case sales          656    1,491    1,439       832      647    1,437    1,422
Net sales       $11,589  $25,861  $25,673   $14,587  $10,829  $23,950  $23,632
Gross profit      6,401   16,994   16,599     8,536    5,840   15,195   14,882
Operating income
  (loss)            221    4,969    3,578       906     (139)   4,929    3,294
Operating margin    1.9%    19.2%    13.9%      6.2%    (1.3)%   20.6%    13.9%
Net income
  (loss)        $    74  $ 3,007  $ 2,038   $   466  $  (136) $ 2,841  $ 1,852
Percent of
  fiscal year
  net sales         N/A      N/A      N/A      20.0%    14.8%    32.8%    32.4%

      The Company has experienced quarterly fluctuations in sales volume and operating results when compared to previous years due to a number of factors, including the timing of trade promotions, advertising and consumer promotional expenditures. The Company, as is common in the tea industry, offers trade promotions for limited time periods on specific items in order to provide incentives for the purchase and promotion of products. The timing and extent of such trade promotions can have a significant impact on case sales from period to period.

RESULTS OF OPERATIONS

      The following table is derived from the Company's unaudited consolidated income statements for the periods indicated and presents
(i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.

                                                       Period-to-Period
                   Percentage of Net Sales      Percentage Increase/(Decrease)
                   -----------------------      ------------------------------
                   Three Months Nine Months     Three Months       Nine Months
                      Ended        Ended           Ended              Ended
                     June 30,     June 30,        June 30,           June 30,
                  1997   1996   1997   1996     1997 to 1996       1997 to 1996
                  ----   ----   ----   ----     ------------       ------------
Net sales        100.0% 100.0% 100.0% 100.0%         7.0%             8.1%
Cost of goods
  sold            44.8   46.1   36.6   38.5          4.0              2.8
                 -----  -----  -----  -----
Gross profit      55.2   53.9   63.4   61.5          9.6             11.4
Selling and
  marketing       42.4   44.0   43.1   40.6          3.1             14.9
General and
  administrative   8.1    7.9    4.9    5.2         11.2              0.3
Amortization of
  intangibles      2.8    3.3    1.5    1.9        (11.4)           (12.3)
                 -----  -----  -----  -----
Operating income
  (loss)           1.9   (1.3)  13.9   13.8          N/A              8.5
Interest expense   0.9    1.9    0.6    1.1        (50.2)           (43.9)
                 -----  -----  -----  -----
Income (Loss)
  before income
  taxes            1.0  (3.2)   13.3   12.7          N/A             13.2
Income taxes       0.4  (1.9)    5.2    4.9          N/A             14.7
                 -----  -----  -----  -----
Net income
  (loss)           0.6% (1.3)%   8.1%   7.8%         N/A             12.3%
                 =====  =====  =====  =====

                                PAGE 8

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1996

      Net sales. Net sales for the three months ended June 30, 1997 increased 7.0% to $11.6 million from $10.8 million for the comparable period in fiscal 1996. Case sales increased 1.4% to 656,000 cases from 647,000 cases. Net sales and case sales growth was the result of increased sales of the Company's herb and specialty black hot tea products. This increase was partially offset by a decrease in sales of the Company's iced tea products. The Company's nutraceutical products contributed net sales of $0.9 million during the third quarter of fiscal 1997, a 60.4% increase from fiscal 1996. This increase was primarily due to the introduction of a new line of nutraceutical products, Celestial Herbal Extracts.

      Gross profit. Gross profit for the three months ended June 30, 1997 increased 9.6% to $6.4 million from $5.8 million for the comparable period in fiscal 1996. The Company's gross profit margin increased to 55.2% from 53.9% for the comparable prior year period. The increase in gross margin was primarily due to higher gross margins from the Company's nutraceutical products during fiscal 1997, as compared to fiscal 1996, due to increased operational efficiencies and more competitive inventory pricing.

      Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 1997 increased 3.1% to $4.9 million from $4.8 million for the comparable period in fiscal 1996, but decreased as a percentage of net sales to 42.4% from 44.0%. The increase in selling and marketing expenses primarily was due to increased trade promotion and advertising expenses. This increase was partially offset by a decrease in consumer promotion expenses.

      General and administrative expenses. General and administrative expenses for the three months ended June 30, 1997 increased 11.2%
from the comparable period in fiscal 1996, and increased as a percentage of net sales to 8.1% from 7.9%. This increase was primarily due to costs incurred for the recruitment of a new executive officer.

       Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets, for the three months ended June 30, 1997 decreased 11.4% from fiscal 1996. Amortization of intangibles was lower for fiscal 1997, as compared to fiscal 1996, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

      Operating income. The Company realized operating income of 1.9% of net sales for the three months ended June 30, 1997 as compared to an operating loss of 1.3% of net sales for the third quarter of fiscal 1996. This increase was primarily due to increased net sales and improved gross profit margins.

      Interest expense. Interest expense for the three months ended June 30, 1997 declined 50.2% from the comparable period in fiscal 1996 as a result of reduced outstanding borrowings. The Company extinguished its bank debt during the first quarter of fiscal 1997. Interest expense for the three months ended June 30, 1997 primarily relates to Industrial Revenue Bonds which are secured by the Company's facility and fees relating to continued availability of the Company's bank credit facility.

      Income taxes. The Company's effective income tax rate for the three months ended June 30, 1997 was 38.3% as compared to 60.2% for the comparable period in fiscal 1996. The rate decrease was due to the recognition in 1996 of tax credits for prior years' amended income tax returns, during a quarter in which the Company also realized a pre-tax loss.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE NINE MONTHS ENDED
JUNE 30, 1996

      Net sales. Net sales for the nine months ended June 30, 1997 increased 8.1% to $63.1 million from $58.4 million for the comparable period in fiscal 1996. Case sales increased 2.3% to 3,586,000 cases from 3,506,000 cases. Net sales and case sales growth was the result of increased sales of the Company's herb and specialty black hot tea products in the Company's traditional channels of distribution, as well as expansion in international markets. This increase was partially offset by a decrease in sales of the Company's iced tea products. Fiscal 1997 net sales of the Company's dry tea products also reflect a price increase which was implemented during the third quarter of fiscal 1996. The Company's nutraceutical products contributed net sales of $2.4 million for the nine months ended June 30, 1997, a 56.5% increase from the comparable period in fiscal 1996.

      Gross profit. Gross profit for the nine months ended June 30, 1997 increased 11.4% to $40.0 million from $35.9 million for the comparable period in fiscal 1996. The Company's gross profit margin increased to 63.4% from 61.5% for the comparable prior year period. The increase in gross margin was primarily due to increased sales of the Company's higher margin hot herb tea products. In addition, the Company realized higher gross margins from its nutraceutical products during fiscal 1997, as compared to fiscal 1996, due to increased operating efficiencies and more competitive inventory pricing.

      Selling and marketing expenses. Selling and marketing expenses for the nine months ended June 30, 1997 increased 14.9% to $27.2 million from $23.7 million for the comparable period in fiscal 1996, and increased as a percentage of net sales to 43.1% from 40.6%. The increase in selling and marketing expenses primarily was due to increased trade promotion and advertising expenses. This increase was partially offset by a decrease in consumer promotion expenses.

      General and administrative expenses. General and administrative expenses for the nine months ended June 30, 1997 remained relatively unchanged from the comparable period in fiscal 1996, and decreased as a percentage of net sales to 4.9% from 5.2%.

      Amortization of intangibles. For the nine months ended June 30, 1997, amortization of intangibles, including amortization of goodwill and other intangible assets, decreased 12.3% from fiscal 1996. Amortization of intangibles was lower for fiscal 1997, as compared to fiscal 1996, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

      Operating income. Operating income for the nine months ended June 30, 1997 increased 8.5% from the comparable period in fiscal 1996, primarily due to increased net sales and improved gross profit margins. Operating income as a percentage of net sales remained relatively unchanged.

      Interest expense. Interest expense for the nine months ended June 30, 1997 declined 43.9% from the comparable period in fiscal 1996 as a result of reduced outstanding borrowings. The Company extinguished its bank debt during the first quarter of fiscal 1997. Interest expense for the nine months ended June 30, 1997 primarily relates to Industrial Revenue Bonds which are secured by the Company's facility and fees relating to continued availability of the Company's bank credit facility.

      Income taxes. Income tax expense for the nine months ended June 30, 1997 increased 14.7% from the comparable period in fiscal 1996. The increase in income tax expense primarily was due to increased pre-tax income.
                               PAGE 10

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Purchases of inventory, marketing expenditures and support of accounts receivable have historically been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal uses of funds in the future will be the development of new or existing tea and nutraceutical products, the possible acquisition of brands, product lines or other assets and the repurchase of shares of common stock. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under the Company's credit facility. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facility are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made. The Company currently has $20 million available under its credit facility.

     Cash and cash equivalents increased by $4.5 million for the nine months ended June 30, 1997. Cash provided by operating activities was $8.2 million for the nine months ended June 30, 1997. The Company's investing activities used cash of $0.9 million for the nine months ended June 30, 1997. Investing activities included capital expenditures of approximately $1.0 million during the nine months ended June 30, 1997, including $0.6 million primarily for factory and computer equipment and $0.4 million for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $1.75 million in fiscal 1997. Financing activities of the Company used cash of $2.8 million for the nine months ended June 30, 1997, principally for the extinguishment of bank debt.


OTHER DEVELOPMENTS

     Effective June 16, 1997, the Company appointed Stephen B. Hughes to the position of President and CEO. Founder, Mo Siegel, will remain active with the Company as Chairman. Mr. Hughes comes to the Company having most recently been Executive Vice President and General Manager of Tropicana/Dole USA.

      The Company incurred legal expenses of approximately $647,000 during the nine months ended June 30, 1997 associated with a lawsuit against a competitor relating to trade dress infringements and unfair competition claims. On January 13, 1997, judgment was entered in the United States District Court for the District of Colorado which absolved the competitor of any claims, and there were no monetary damages assessed. The Company did not incur any legal costs associated with this lawsuit during the quarter ended June 30, 1997.

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Other Developments," above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of governmental regulation.
                            PAGE 11

PART II   OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------
Exhibit
  No.
-------
 10.1    -   Employment  Agreement dated June  16,  1997  between
             Registrant and Stephen B. Hughes.

 10.2    -   Executive Agreement dated June 16, 1997 between
             Registrant and Mo Siegel.

 10.3    -   Stock  Option Agreement dated June 16, 1997  between
             Registrant and Stephen B. Hughes.

 10.4    -   Option   Agreement  dated  June  13,  1997   between
             Registrant and Mo Siegel.

 23.1    -   Report  of  Deloitte  & Touche LLP  on  consolidated
             financial statements.


 (b) Reports on Form 8-K
     -------------------
     There were no reports on Form 8-K for the quarter ended June 30, 1997.
                                PAGE 12

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                           (Registrant)


August 8, 1997           By:  /s/  Darrell F. Askey
                              ---------------------
                              Darrell F. Askey

                              Vice  President  - Finance,  Secretary  and
                              Treasurer
                              (Principal Financial Officer)

                          INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                             Sequentially
Exhibit                                                        Numbered
  No.                         Description                        Pages
-------                       -----------                    ------------

 10.1    -  Employment Agreement dated June 16, 1997
            between Registrant and Stephen B. Hughes.            15-33

 10.2    -  Executive Agreement dated June 16, 1997 between
            Registrant and Mo Siegel.                            34-47

 10.3    -  Stock  Option  Agreement  dated  June  16,  1997
            between Registrant and Stephen B. Hughes.            48-56

 10.4    -  Option  Agreement  dated June 13,  1997  between
            Registrant and Mo Siegel.                            57-61

 23.1    -  Report  of Deloitte & Touche LLP on consolidated
            financial statements.                                 62