Form 10-K
period 1997-09-30
CELESTIAL SEASONINGS INC
filed 1997-12-23
CIK 729176

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
----------------------------------------------------------------------

                            FORM 10-K

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended: September 30, 1997
                               OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from    to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant was $124,873,536 as of December 1, 1997.

Number of shares of Common Stock outstanding as of December 1, 1997: 4,060,928

DOCUMENTS INCORPORATED BY REFERENCE:
Proxy  Statement dated January 5, 1998 - Incorporated  into  Part
III.

                             PART I
                             ------

ITEM 1. - BUSINESS

General

   Celestial Seasonings, Inc. (the "Company") is the largest manufacturer and marketer of herb teas in the United States, with an estimated 50% share of the herb tea category. The Company developed and popularized the herb tea category in the United States as a flavorful and non-caffeinated alternative to other hot beverages. Currently the Company markets over 50 tea varieties under the Celestial Seasonings brand. Celestial Seasonings products are sold in substantially all of the major supermarkets, grocery stores and natural foods markets in the United States.

   The Company develops high-quality, flavorful, natural products as well as attractive, colorful and thought-provoking packaging.
The Company's products include Sleepytime(R), Lemon  Zinger(R),
Peppermint, Chamomile, Mandarin  Orange  Spice(R), Wild Cherry
Blackberry, Cinnamon Apple Spice/TM/, Red Zinger(R), Raspberry Zinger(R) and Wild Berry Zinger(R) herb teas, a line of medicinal herb teas, a line of herbal and specialty black iced teas under the Celestial Seasonings Brews In Your Fridge/TM/ name and a line of hot specialty black teas.

   During 1995, the Company entered the dietary supplement market through the acquisition of the assets of Botalia Pharmaceutical, Inc. Botalia's product lines currently include Herbal Choice(R), Botalia Gold/TM/ and Prostate SP/TM/. In 1997, the Company introduced a line of herbal supplements under the Celestial/TM/ Herbal Extracts name. The Company is currently developing additional products for this line which will be introduced in 1998.

   The Company's tea business began in the early 1970s and grew to become the nation's largest manufacturer of herb teas. In 1984, the Company was acquired by Kraft, Inc., and in 1988, the Company was acquired in a management buyout. In 1993, the Company completed its initial public offering of common stock.

The Tea Industry

   The domestic tea industry consists of five general product categories: herb tea, specialty black tea, black tea, instant tea and ready-to-drink tea. The Company believes, based on data derived from Information Resources, Inc. reports and the Company's estimates, that annual domestic retail tea sales, excluding ready-to-drink tea, are approximately $1.5 billion.

Products

   The Company's tea products contain no artificial preservatives, are made from high-quality, natural ingredients and are generally offered in 20, 24 and 48 count packages. Industry sales of hot herb tea have grown only moderately in recent years, and because of the Company's share of the category, the Company's tea sales tend to be reflective of the entire category.

   The following table sets forth the amounts and percentages of the Company's net sales for each major product category during the last three years. Changes in net sales by each product category are affected by timing of promotional activities, consumer trends and the development and introduction of new products. Historical results may not be indicative of results in future years.

                                 Company Net Sales By Product Category
                                       Year Ended September 30,
                           -------------------------------------------------
                                1997             1996             1995
                           ---------------  ---------------  ---------------
                                        (dollars in thousands)
Dry  tea                   $ 71,698  90.7%  $ 69,258  94.9%  $ 64,400  91.9%
Dietary  supplements          3,789   4.8      1,917   2.6        456   0.6
Ready-to-drink bottled teas       -     -        354   0.5      2,168   3.1
Other                         3,552   4.5      1,469   2.0      3,080   4.4
                           -------- ------  -------- ------  -------- ------
                           $ 79,039 100.0%  $ 72,998 100.0%  $ 70,104 100.0%
                           ======== ======  ======== ======  ======== ======

Dry Tea

   Herb Tea. The Company's herb teas are made from all natural ingredients and are offered in a wide variety of flavors. The
Company's top-selling herb tea products include Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R),
Wild Cherry Blackberry, Cinnamon Apple Spice/TM/, Red Zinger(R), Wild Berry Zinger(R) and Raspberry Zinger(R). During 1996, the Company introduced a line of medicinal herb teas under the Herbal
Comfort/TM/ name and in 1997, repositioned this line under the Celestial Seasonings brand. The current blends of Celestial
Seasonings medicinal teas are: Detox A.M./TM/, Diet Partner/TM/, Echinacea, Gingerease/TM/, GinkgoSharp/TM/, Green Tea with Antioxidants and Laxatea/TM/.

   Herb and Specialty Black Iced Teas. The Company currently markets a line of herb and specialty black iced teas, called
Brews In Your Fridge/TM/. Brews In Your Fridge teas can be brewed in a refrigerator, using a patent pending technology, by placing tea bags in cold water for approximately two hours. The Company's herb iced tea products include Caribbean Kiwi Peach/TM/, CranRazz Sunset/TM/ and Lemon Berry Zinger/TM/. The current flavors of specialty black iced teas are: Old Fashioned Iced Tea/TM/, Sunny Lemon/TM/ and Raspberry Kiwi.

   Specialty Black and Green Tea. The Company's specialty black teas are made exclusively from natural ingredients. Black tea products include Misty Jasmine/TM/ Green Tea, Earl Grey, English
Breakfast, Fast Lane(R), Vanilla Maple, Emerald Gardens(R) Green Tea, Ceylon Apricot Ginger, Black Raspberry and Morning Thunder(R).

Dietary Supplements

   On June 30, 1995, the Company acquired the net assets of Botalia Pharmaceutical, Inc. ("Botalia"), a developer and marketer of dietary supplements. Botalia's products are manufactured and packaged under an independent co-packing arrangement. The Company currently distributes Botalia's products under the Herbal Choice(R), Botalia Gold/TM/ and Prostate SP/TM/ product lines. The major channels of distribution for Botalia's products are drug stores and mass merchandisers. See Note 11 to the Company's Consolidated Financial Statements included in Part II regarding the Botalia acquisition.

   In 1997, the Company introduced a line of herbal supplements under the Celestial/TM/ Herbal Extracts name using independent co-packers. During 1997, the line included Echinacea Cold Care/TM/,
Ginkgo Sharp/TM/, Ginseng Plus, Sleepytime Extra/TM/, Tension Tamer(R), Total Antioxidant/TM/ and Tummy Mint/TM/.

Ready-to-drink Bottled Tea

   The Company licensed its ready-to-drink iced teas to Royal Crown Company, Inc. ("Royal Crown") in October 1995. The agreement provided that Royal Crown would manufacture, market and distribute ready-to-drink iced tea products in the United States and Canada under the Celestial Seasonings(R) name, and the Company would provide marketing and research and development support. Under the agreement, Royal Crown made royalty payments to the Company, and the Company was obligated to reinvest a portion of the royalties in product development and brand building. This agreement was terminated during 1997. Under the terms of the agreement, the Company will continue to receive royalty payments through December 31, 1997.

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

Other

   Other includes direct retail sales by the Company, royalty income, bulk sales and sales of other miscellaneous products. Direct retail sales by the Company totalled $2,686,000 in 1997, primarily from the Company's on-site retail store and mail order catalogue. Total royalty income in 1997 was $359,000. In addition to the Royal Crown license agreement, royalty income was also derived from a license agreement with Warner-Lambert Company ("Warner-Lambert") entered into in 1994. Under the agreement, Warner-Lambert manufactures and distributes throat drops under the

Celestial Seasonings Soothers/TM/ and Herbal Comfort/TM/ names. The agreement is for a five year period and Warner-Lambert has options to renew for one year periods thereafter. The current products offered are Harvest Cherry/TM/, Honey-Lemon Chamomile,
Herbal Orange Spice/TM/, Golden Herbal Blend/TM/, Echinacea Herbal Mint and Echinacea Autumn Berry/TM/.

Research and Development

   The Company considers research and development of new products to be a significant part of its overall philosophy and commitment to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. The research and development department incorporates product ideas from all areas of the Company in order to formulate new products. In addition to developing new tea and dietary supplement products, the research and development department routinely reformulates and revises existing products. New blends of herbs and teas are submitted for review and evaluation to tea-tasters and consumer focus groups.

Sales and Distribution

   The Company's products are sold in all 50 states and approximately 35 countries. The Company's sales are seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" included in Part II, Item 7. Net sales include total export sales of $8,807,000, $7,579,000 and $6,578,000 in 1997, 1996 and 1995, respectively.

   The major domestic channels of distribution for the Company's products are supermarkets and grocery stores, natural foods markets, and food service operations such as restaurants, universities and hotels. During 1997, no single customer accounted for more than 10% of total Company sales.

   The Company's products are sold by the Company's sales staff and a network of brokers who represent the Company in connection with sales to grocery, natural foods, food service and non-grocery businesses. Brokers represent the Company in presenting marketing and sales programs, supporting retail stores, selling new items, and establishing sales promotions with customers. The Company's policy is to grant its brokers rights to sell the Company's products within a defined territory. All of the Company's brokers also represent other food and beverage manufacturers.

Marketing

   The Company uses a mix of consumer and trade promotions as well as advertising to market its products. The Company's advertising and sales promotion expenditures are for national and regional consumer promotion through television advertising, couponing and other trial use programs, with the balance spent on trade advertising and promotion, including slotting fees, cooperative advertising and feature advertising.

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

   The Company's botanical purchasers visit major suppliers around the world annually to procure ingredients and to assure quality by observing production methods and providing product specifications. Many ingredients are presently grown in countries where labor-intensive cultivation is possible, and where the Company often must educate the growers about product standards. The Company performs laboratory analysis on incoming ingredient shipments for the purpose of assuring that they meet the Company's quality standards and those of the U.S. Food and Drug Administration ("FDA").

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

   The Company purchases the majority of its packaging materials domestically. The James River Corporation, a packaging materials supplier, was the largest single supplier in 1997. The ability of the Company to assure continuing production of bagged tea depends upon the continuing access to tea bag paper. The Company obtains most of its tea bag paper from a single foreign supplier, which has been a reliable source of quality paper. Alternative sources for tea bag paper have been utilized in the past and should be available for future purchases.

   Production. The Company uses more than 100 ingredients in its various tea blends. The Company separates and cleans herbs upon receipt from suppliers at its facilities in Boulder, Colorado. Individual herbs are combined in the Company's blending system, and then the blends are taste-tested to ensure flavor consistency. Finally, the Company packages herb blends into finished products. A continuous line of automated equipment deposits the blended herbs in tea bags and packages the tea bags, first in cartons and then in cases. The Company believes that it has sufficient production capacity for the foreseeable future. The Company believes that its tea bagging lines are among the most automated in the tea industry.

   The Company's dietary supplement product lines are manufactured by independent co-packers located in the United
States. The Company is presently taking steps to ensure its co-packers have sufficient production capacity to meet its future needs.

Trademarks and Copyrights

   The Company has trademarks for most of its best-selling brands, including Sleepytime(R), Lemon Zinger(R), Mandarin Orange Spice(R), Red Zinger(R) and Wild Berry Zinger(R). The Company has made various federal and international filings with respect to its material trademarks, and intends to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. The Company also copyrights certain of its artwork and package designs. The Company is not aware of any material challenge to the validity of any trademark or copyright material to its business. However, due to the importance of product package design and artwork to the success of its business, the Company intends to take vigorous action to protect against the imitation of its products and packages and to protect its trademarks and copyrights to the extent consistent with business needs.

Competition

   The beverage market is large and highly competitive. The tea portion of the beverage market is also highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. The Company currently competes in the specialty tea market segment which consists of herb tea and specialty black tea (for both hot and iced consumption). Herb tea produced for consumption as a hot tea accounted for a majority of the Company's 1997 sales. The Company's specialty herb tea products, like other specialty tea products, are priced higher than most black tea products.

   The Company's principal competitors on a national basis in the specialty tea market segment are Thomas J. Lipton Company, a division of Unilever PLC, which has substantially greater financial resources than the Company, and R.C. Bigelow, Inc. Additional competitors include a number of regional specialty tea companies. There may be potential entrants which are not currently in the specialty tea market who may have substantially greater financial resources than the Company. Private label competition in the specialty tea category is currently minimal.

   A significant portion of the Company's tea sales in 1997 was through grocery stores and supermarket chains. Such sales are affected by the competitive factors facing the food retailing industry, which sometimes requires food product companies, including the Company, to pay "slotting" fees to grocers in order to obtain shelf space, primarily for new product introductions.

   The market for the Company's dietary supplement products is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. The Company currently competes in the herbal supplement market segment of the dietary supplement category. Herbal supplements are presently a high growth market segment consisting of fragmented competitors in a broad spectrum of distribution channels. No one company dominates the market on a national basis. Direct mail, regional and private label competition is significant.

Employees

   As of September 30, 1997, the Company employed 225 full-time employees. Of this number, 67 were in management and sales, 63 were in administrative or clerical positions and 95 were production and service employees. The Company has implemented a number of programs to maintain a high level of employee morale and productivity. The Company does not have a collective bargaining agreement with any of its personnel, has not experienced any material employee work stoppages and believes its employee relations are satisfactory.

Government Regulation

   The production and marketing of the Company's beverages and dietary supplements are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA and the Federal Trade Commission. The Company believes it is currently in compliance with the Dietary Supplement Health and Education Act of 1994, which goes into effect in March of 1999. In addition to laws relating to food and dietary supplement products, the Company is subject to various federal, state and local environmental laws and regulations which limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and applicable state laws. The Company believes it presently complies in all material respects with the foregoing laws and regulations and does not anticipate any material capital expenditures in connection with any government regulations.

ITEM 2. - PROPERTIES

   The Company owns a manufacturing and office facility in Boulder, Colorado built in 1990 on 42 acres of Company-owned land. The facility has approximately 167,000 square feet, of which 50,000 square feet is office space and 117,000 square feet is manufacturing space. Management believes the property is in satisfactory condition and suitable for the Company's purposes. The property is encumbered under the Company's credit facility and Industrial Revenue bonds.

ITEM 3. - LEGAL PROCEEDINGS

   The information in Note 6 to the Company's Consolidated
Financial Statements included in Part II is incorporated herein.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                             PART II
                             -------

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

   The Common Stock of the Company is traded on the Nasdaq
National Market ("Nasdaq") under the symbol "CTEA." The following table sets forth the high and low sale prices for the Common Stock for the periods indicated as reported by Nasdaq. On
December 1, 1997 the last reported sale price of the Common Stock was $30.75 per share.

                          High          Low
                        -------       -------
     1996:
        First Quarter   $ 22.00       $ 16.25
        Second Quarter    26.00         18.75
        Third Quarter     24.50         19.75
        Fourth Quarter    22.50         18.50
     1997:
        First Quarter   $ 24.50       $ 19.00
        Second Quarter    23.75         19.50
        Third Quarter     25.00         19.50
        Fourth Quarter    28.63         22.75

   As of December 1, 1997, there were approximately 309 holders of record of the Company's Common Stock.

   The Company intends to retain earnings to fund the growth of its business and therefore does not anticipate paying any cash dividends on shares of Common Stock in the foreseeable future. Payment of dividends is also restricted by the Company's credit facility.

ITEM 6. - SELECTED FINANCIAL DATA

   The following data for each of the five fiscal years ended September 30, 1997 is derived from the consolidated financial statements of the Company (other than case sales, which are derived from other Company records). The following data should be read in conjunction with the Company's financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                Year Ended September 30,
                                      ---------------------------------------------
                                        (in thousands, except per share amounts)
                                        1997     1996     1995     1994      1993
                                      -------- -------- -------- --------  --------
Summary of Operations:
Net sales                             $ 79,039 $ 72,998 $ 70,104 $ 65,041  $ 59,109
Cost of goods sold                      29,606   28,545   27,349   24,322    22,319
                                      -------- -------- -------- --------  --------
Gross profit                            49,433   44,453   42,755   40,719    36,790
Operating expenses:
 Selling and marketing                  33,915   30,071   27,323   26,306    24,104
 General and administrative              4,556    3,899    4,429    3,861     3,416
 Amortization of intangibles             1,296    1,493    1,823    2,046     2,959
                                      -------- -------- -------- --------  --------
Operating income                         9,666    8,990    9,180    8,506     6,311
Interest expense                           493      874    1,264    1,345     3,851
                                      -------- -------- -------- --------  --------
Income before income taxes               9,173    8,116    7,916    7,161     2,460
Income taxes                             3,509    3,093    2,049      698        68
                                      -------- -------- -------- --------  --------
Income before extraordinary item         5,664    5,023    5,867    6,463     2,392
Extraordinary item, net of tax benefit       -        -        -        -    (3,058)
                                      -------- -------- -------- --------  --------
Net income (loss)                        5,664    5,023    5,867    6,463      (666)
Preferred stock dividend requirements        -        -        -        -     2,468
                                      -------- -------- -------- --------  --------
Net income (loss) attributable
 to common stock                      $  5,664 $  5,023 $  5,867 $  6,463  $ (3,134)
                                      ======== ======== ======== ========  ========

Net income (loss) per common share:
 Income (Loss) before
  extraordinary item                  $   1.37 $   1.22 $   1.44 $   1.57  $  (0.03)
 Extraordinary item                          -        -        -        -     (1.35)
                                      -------- -------- -------- --------  --------
 Net income (loss)                    $   1.37 $   1.22 $   1.44 $   1.57  $  (1.38)
                                      ======== ======== ======== ========  ========

Weighted average common shares           4,141    4,115    4,086    4,106     2,263
Balance Sheet Data:
 Working capital                      $ 10,588 $  7,882 $  6,239 $  4,624  $  3,710
 Total assets                           58,371   54,903   53,327   51,705    49,983
 Long-term debt                          6,073    9,057   12,768   17,432    22,566
 Stockholders' equity                   43,051   37,217   31,909   25,898    19,398
Other Data:
 Case sales                              4,441    4,338    4,274    3,812     3,468
 Earnings before interest, taxes,
  depreciation and amortization
  (EBITDA)                            $ 12,098 $ 11,551 $ 11,888 $ 11,280  $ 10,022

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table is derived from the Company's Consolidated Income Statements for the periods indicated and presents (i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.

                                                           Period-to-Period
                              Percentage of Net Sales     Increase/(Decrease)
                            -------------------------------------------------
                                                            1997      1996
                              Year Ended September 30,    Compared  Compared
                             1997       1996      1995    to 1996   to 1995
                            -------------------------------------------------
Net sales                   100.0 %    100.0 %   100.0 %      8.3 %   4.1 %
Cost of goods sold           37.5       39.1      39.0        3.7     4.4
                            ----------------------------
Gross profit                 62.5       60.9      61.0       11.2     4.0
Selling and marketing        42.9       41.2      39.0       12.8    10.1
General and administrative    5.8        5.3       6.3       16.9   (12.0)
Amortization of intangibles   1.6        2.1       2.6      (13.2)  (18.1)
                            ----------------------------
Operating income             12.2       12.3      13.1        7.5    (2.1)
Interest expense              0.6        1.2       1.8      (43.6)  (30.9)
                            ----------------------------
Income before income taxes   11.6       11.1      11.3       13.0     2.5
Income taxes                  4.4        4.2       2.9       13.4    51.0
                            ----------------------------
Net income                    7.2 %      6.9 %     8.4 %     12.8   (14.4)
                            ============================

Fiscal 1997 Compared to Fiscal 1996

   Net sales. Net sales for 1997 increased 8.3% to $79.0 million from $73.0 million in 1996. The increase primarily was attributable to an increase in case sales of 2.4% to 4,441,000 cases from 4,338,000 cases. Net sales and case sales growth was the result of increased sales of the Company's herb and specialty black hot tea products in the Company's traditional channels of distribution as well as expansion in international markets. The increase was partially offset by a decrease in sales of the Company's iced tea products. Fiscal 1997 net sales of the Company's dry tea products also reflect a price increase implemented during the third quarter of fiscal 1996. The Company's dietary supplement products contributed net sales of $3.8 million for 1997, a 97.7% increase from 1996.

   Gross profit. As a result of the Company's increase in net sales, gross profit for 1997 increased 11.2% to $49.4 million from $44.5 million in 1996. The Company's gross profit margin increased to 62.5% from 60.9%. The increase in gross margin was primarily due to increased sales of the Company's higher margin hot herb tea products, along with a decrease in sales of the Company's lower margin iced tea products. In addition, the Company realized higher gross margins from its dietary supplement products during 1997, as compared to 1996, due to increased operating efficiencies and more competitive inventory pricing.

   Selling and marketing expenses. Selling and marketing expenses for 1997 increased 12.8% to $33.9 million from $30.1 million in 1996, and increased as a percentage of net sales to 42.9% from 41.2%. The increase in selling and marketing expenses primarily was due to increased trade promotion expenses. This increase was partially offset by a decrease in consumer promotion expenses.

   General and administrative expenses. General and administrative expenses for 1997 increased 16.9% to $4.6 million from $3.9 million in 1996, and increased as a percentage of net sales to 5.8% from 5.3%. This increase was primarily due to costs incurred for the recruitment of a new executive officer.

   Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for 1997, decreased 13.2% to $1.3 million from $1.5 million in 1996. Amortization of intangibles was lower for 1997, as compared to 1996, as certain intangible assets became fully amortized or were written off. These reductions were partially offset by increases in amortization on new additions to artwork and plates resulting from the Company's continued development of new products and improved packaging.

   Operating income. Operating income for 1997 increased 7.5% to $9.7 million from $9.0 million in 1996. The increase was primarily due to increased net sales and improved gross profit margins, and was partially offset by increased selling and marketing expenses. Operating income as a percentage of net sales remained relatively unchanged.

   Interest expense. Interest expense for 1997 decreased 43.6% from 1996 primarily as a result of reduced outstanding borrowings. The Company extinguished its bank debt during the first quarter of fiscal 1997. Interest expense for 1997 primarily relates to Industrial Revenue bonds which are secured by the Company's facility and fees relating to continued availability of the Company's bank credit facility.

   Income taxes. Income tax expense for 1997 increased 13.4% from 1996. The increase in income tax expense primarily was due to increased pretax income.

   Net income. Net income for 1997 increased 12.8% to $5.7 million from $5.0 million in 1996, and as a percentage of net sales was 7.2% in 1997 compared to 6.9% in 1996. This increase was primarily attributable to increased net sales and improved gross profit margins.

Fiscal 1996 Compared to Fiscal 1995

   Net sales. Net sales for 1996 increased 4.1% to $73.0 million from $70.1 million in 1995. The increase primarily was attributable to an increase in case sales of 1.5% to 4,338,000 cases from 4,274,000 cases. Case sales growth was the result of a 5.8% increase in sales of the Company's herb and specialty black dry tea products and the contribution of dietary supplement product sales. This increase in sales volume reflects increased shipments to the Company's traditional channels of distribution as well as expansion into other channels. The increase was partially offset by a decrease in case sales of ready-to-drink bottled tea, a product licensed to Royal Crown Company, Inc., during part of 1995 and 1996. Three quarters in 1995 reflected sales of bottled iced tea as compared to one quarter in 1996.

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

   General and administrative expenses. General and administrative expenses for 1996 decreased 12.0% to $3.9 million from $4.4 million in 1995, and decreased as a percentage of net sales to 5.3% from 6.3%. The primary reason for the decrease was a one-time charge of approximately $0.4 million incurred in 1995 related to the Company's acquisition efforts.

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

   Income taxes. Income tax expense for 1996 increased 51.0% from 1995. The increase primarily was due to the utilization of net operating loss carryforwards in 1995 and realization of deferred tax assets during 1995 for which valuation allowances had been provided in prior periods in accordance with SFAS No. 109. These items were not available in 1996.

   Net income. Net income for 1996 decreased 14.4% to $5.0 million from $5.9 million in 1995, and as a percentage of net sales was 6.9% in 1996 compared to 8.4% in 1995. This decrease was primarily attributable to increased income tax expense in 1996.

Seasonality

   The Company's business is seasonal and its quarterly results of operations reflect seasonal trends resulting from increased demand for the Company's hot tea products in the cooler months of the year. The following table sets forth selected unaudited quarterly consolidated financial and operational data for the eight most recent quarters.

                                                 1997 Quarters Ended
                                        --------------------------------------
                                            Dollars and cases in thousands
                                        --------------------------------------
                                        Sept. 30  June 30   Mar. 31   Dec. 31
                                        --------  --------  --------  --------
Case sales                                   855       656     1,491     1,439
Net sales                               $ 15,916  $ 11,589  $ 25,861  $ 25,673%
Gross profit                               9,439     6,401    16,994    16,599
Operating income                             898       221     4,969     3,578
Operating margin                             5.6%      1.9%     19.2%     13.9%
Net income                              $    545  $     74  $  3,007  $  2,038
Net sales as a percent of annual            20.1%     14.7%     32.7%     32.5%
   net sales
                                                   1996 Quarters Ended
                                        ---------------------------------------
                                              Dollars and cases in thousands
                                        ---------------------------------------
                                        Sept. 30  June 30   Mar. 31   Dec. 31
                                        --------  --------  --------  --------
Case sales                                   832       647     1,437     1,422
Net sales                               $ 14,587  $ 10,829  $ 23,950  $ 23,632
Gross profit                               8,536     5,840    15,195    14,882
Operating income (loss)                      906      (139)    4,929     3,294
Operating margin                             6.2%     (1.3)%    20.6%     13.9%
Net income (loss)                       $    466  $   (136) $  2,841  $  1,852
Net sales as a percent of annual            20.0%     14.8 %    32.8%     32.4%
     net sales

   The Company has experienced quarterly fluctuations in sales volume and operating results when compared to previous years due to a number of factors, including the timing of trade promotions, advertising and consumer promotions. The Company, as is common in the tea industry, offers trade promotions for limited time periods on specific items in order to provide incentives for the purchase and promotion of products. The timing and extent of such trade promotions can have a significant impact on case sales from period to period.

Liquidity and Capital Resources

   The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Purchases of inventory, marketing expenditures and support of accounts receivable have historically been, and are expected to remain, the Company's principal recurring uses of funds for the foreseeable future. The Company's other principal uses of funds in the future will be the development of new or existing tea and dietary supplement products, the possible acquisition of brands, product lines or other assets and the repurchase of shares of common stock. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under the Company's credit facility. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facility are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made. If necessary, the Company may consider changes to its credit facility to increase availability.

   The Company has reviewed its systems for compliance with the year 2000. All systems are either fully compliant or will be within the next year. The Company does not anticipate any significant expenditures in achieving year 2000 compliance.

   Cash and cash equivalents increased by $2.6 million in 1997. Cash provided by operating activities of the Company was $8.2 million. The Company's investing activities used cash of $2.8 million for 1997, primarily for capital expenditures, including $1.4 million primarily for factory and computer equipment and $0.7 million for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $2.5 million in 1998. Financing activities of the Company used cash of $2.8 million for 1997, principally for the extinguishment of bank debt.

   The Company's existing credit facility includes a revolving working capital facility of up to $8,000,000 subject to a borrowing base (the "Revolving Loan"), a reducing revolving loan of up to $12,000,000 (the "Reducing Loan") and a standby letter of credit commitment in an amount of $6,736,000 (the "Letter of Credit Facility") to support outstanding Economic Development Revenue Bonds issued to finance the Company's manufacturing facility. Borrowings under the credit facility bear interest at rates ranging from LIBOR plus 1.00% to prime, subject to increases if the Company fails to achieve certain future operating results. The Letter of Credit Facility includes annual financing fees of 1.00%, and loans resulting from a drawing under the Letter of Credit Facility bear interest at the prime rate plus 1.00%. The Revolving Loan is due on July 20, 1998, the Reducing Loan is subject to semi-annual commitment reductions through July 19, 2000, and the Letter of Credit Facility expires on July 19, 2000. The credit facility imposes certain ratio maintenance requirements on the Company, including minimum EBITDA levels, interest coverage, current ratio, net worth and fixed charge coverage, and certain restrictive covenants including limitations on indebtedness, liens, capital expenditures, sales of assets, mergers, investments and dividends. Future borrowings under the credit facility will provide for working capital and may be used for acquisition financing.

Accounting Pronouncements

   During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes Accounting Principles Board Opinion No. 15 ("APB 15") and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning October 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates, with the adoption of SFAS 131, it will expand its segment disclosures of its current product lines. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosures of income statement and balance sheet items for each of its reportable operating segments.

Forward-Looking Statements

   The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, certain statements found under the captions "Business," "Results of Operations" and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials, competition, litigation and the effect of governmental regulation.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Celestial Seasonings, Inc.:

   We have audited the accompanying consolidated balance sheets of Celestial Seasonings, Inc. and subsidiaries (the "Company,"
Note 2) as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Celestial Seasonings, Inc. and its subsidiaries at September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Denver, Colorado
November 3, 1997

                   CELESTIAL SEASONINGS, INC.
                 CONSOLIDATED INCOME STATEMENTS
            (in thousands, except per share amounts)

                                  Year Ended September 30,
                                ----------------------------
                                  1997      1996      1995
                                --------  --------  --------
Net sales                       $ 79,039  $ 72,998  $ 70,104
Cost of goods sold                29,606    28,545    27,349
                                --------  --------  --------
Gross profit                      49,433    44,453    42,755

Operating expenses:

Selling  and  marketing           33,915    30,071    27,323
General and administrative         4,556     3,899     4,429
Amortization of intangibles        1,296     1,493     1,823
                                --------  --------  --------
   Total operating expenses       39,767    35,463    33,575

Operating income                   9,666     8,990     9,180

Interest expense                     493       874     1,264
                                --------  --------  --------

Income before income taxes         9,173     8,116     7,916

Income taxes                       3,509     3,093     2,049
                                --------  --------  --------

Net income                      $  5,664  $  5,023  $  5,867
                                ========  ========  ========
Net income per common share     $   1.37  $   1.22  $   1.44
                                ========  ========  ========
Weighted average common shares     4,141     4,115     4,086
                                ========  ========  ========

See accompanying notes to consolidated financial statements.

                         CELESTIAL SEASONINGS, INC.
                         CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                  ASSETS
                                                             September 30,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
Current assets:
 Cash and cash equivalents                                 $  2,829  $    204
 Accounts receivable, net of allowance
    (1997-$165, 1996-$148)                                    7,755     8,133
 Inventory                                                    8,410     6,808
 Deferred income taxes                                          200         7
 Prepaid income taxes                                             -       470
 Prepaid expenses                                               641       889
                                                           --------  --------
    Total current assets                                     19,835    16,511
Property, plant and equipment, net                           17,085    16,871
Intangible assets, net                                       13,236    13,514
Goodwill, net                                                 6,150     6,430
Deferred income taxes                                           263       287
Other assets                                                  1,802     1,290
                                                           --------  --------
Total assets                                               $ 58,371  $ 54,903
                                                           ========  ========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                          $  4,160  $  3,754
 Accrued liabilities and wages                                4,584     4,462
 Accrued income taxes                                            99         -
 Accrued interest payable                                        31        52
 Current portion of long-term debt                              373       361
                                                           --------  --------
    Total current liabilities                                 9,247     8,629
Long-term debt                                                6,073     9,057
Commitments
Stockholders' equity:
 Preferred stock, $.01 par value -
    authorized 1,000,000 shares;none issued and outstanding
 Common stock, $.01 par value - authorized 15,000,000 shares;
  1997-issued 4,068,491 shares, outstanding 4,059,591 shares;
  1996-issued 4,054,472 shares, outstanding 4,049,472 shares     41        41
 Capital surplus                                             33,540    33,290
 Retained earnings                                            9,645     3,981
 Treasury stock, 8,900 and 5,000 shares of common stock        (175)      (95)
     at cost
                                                           --------  --------
    Total stockholders' equity                               43,051    37,217
                                                           --------  --------
Total liabilities and stockholders' equity                 $ 58,371  $ 54,903
                                                           ========  ========

         See accompanying notes to consolidated financial statements.

                   CELESTIAL SEASONINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)

                                                    Year Ended September 30,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  5,664  $  5,023  $  5,867
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                       1,136     1,068       885
  Amortization of intangibles                        1,296     1,493     1,823
  Amortization of financing fees                       196       223       224
  Deferred income taxes                               (169)      770      (697)
  Gain on sale of assets                                 -         -      (201)
Changes in operating assets and liabilities:
  Accounts receivable                                  378    (2,835)      804
  Inventory                                         (1,602)      913    (1,832)
  Prepaid expenses                                     248      (229)       45
  Accounts payable                                     406       238      (606)
  Accrued liabilities and wages                        122      (570)      281
  Accrued and prepaid income taxes                     569    (1,034)      295
  Accrued interest payable                             (21)       (2)      (36)
                                                  --------  --------  --------
Net cash provided by operating activities            8,223     5,058     6,852
                                                  --------  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of assets                            -         -       202
 Capital expenditures                               (1,362)   (1,294)     (454)
 Increase in intangible assets                        (738)     (636)     (616)
 Acquisition of subsidiary                               -         -    (1,171)
 Investment in affiliates                                -         -      (130)
 (Increase) Decrease in other assets                  (708)      121       (56)
                                                  --------  --------  --------
Net cash used in investing activities               (2,808)   (1,809)   (2,225)
                                                  --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuance                   250       285       239
 Acquisition of treasury stock                         (80)        -       (95)
 Increase in long-term debt                          2,285    12,265     8,900
 Reduction in long-term debt                        (5,245)  (15,970)  (13,562)
                                                  --------  --------  --------
Net cash used in financing activities               (2,790)   (3,420)   (4,518)
                                                  --------  --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                     2,625      (171)      109
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       204       375       266
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  2,829  $    204  $    375
                                                  ========  ========  ========

CASH PAID FOR INTEREST                            $    333  $    654  $  1,080
CASH PAID FOR INCOME TAXES                        $  3,109  $  3,357  $  2,450

See accompanying notes to consolidated financial statements.

                   CELESTIAL SEASONINGS, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (dollars in thousands)

                                                             Retained
                                                             Earnings
                                Common Stock     Capital   (Accumulated   Treasury Stock     Total
                              -----------------                           ----------------
                               Shares    Amount  Surplus     Deficit)     Shares   Amount    Equity
                              ---------  ------  --------   -----------   -------  -------  ---------
BALANCE, SEPTEMBER 30, 1994   4,020,790  $ 40    $ 32,767   $ (6,909)          -   $     -  $ 25,898
Issuance of common stock         20,588     -         239                                        239
Acquisition of treasury stock                                             (5,000)      (95)      (95)
Net income                                                     5,867                           5,867
                              ---------  ----    --------   --------      -------  -------  --------
BALANCE, SEPTEMBER 30, 1995   4,041,378    40      33,006     (1,042)     (5,000)      (95)   31,909
Issuance of common stock         13,094     1         284                                        285
Net income                                                     5,023                           5,023
                              ---------  ----    --------   --------      -------  -------  --------
BALANCE, SEPTEMBER 30, 1996   4,054,472    41      33,290      3,981      (5,000)      (95)   37,217
Issuance of common stock         14,019     -         250                                        250
Acquisition of treasury stock                                             (3,900)      (80)      (80)
Net income                                                     5,664                           5,664
                              ---------  ----    --------   --------      -------  -------  --------
BALANCE, SEPTEMBER 30, 1997   4,068,491  $ 41    $ 33,540   $  9,645      (8,900)  $  (175) $ 43,051
                              =========  ====    ========   ========      =======  ======== ========

See accompanying notes to consolidated financial statements.

                   CELESTIAL SEASONINGS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

   Celestial Seasonings, Inc. is the largest manufacturer and marketer of herb teas in the United States, with an estimated 50% share of the herb tea category. The Company developed and popularized the herb tea category in the United States as a flavorful and non-caffeinated alternative to other hot beverages. Currently the Company markets over 50 tea varieties under the Celestial Seasonings(R) brand. Celestial Seasonings products are sold in substantially all of the major supermarkets, grocery stores and natural foods markets in the United States.

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

   During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"), and supersedes Accounting Principles Board Opinion No. 15 ("APB 15") and its related interpretations. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution, and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15. SFAS 128 is effective for periods ending after December 15, 1997, including interim periods, and will require restatement of all prior period EPS data presented; earlier application is not permitted. The following table sets forth pro forma earnings per share in accordance with the requirements of SFAS 128 (in thousands, except per share amounts):

                                   Year Ended September 30,
                                  ---------------------------
                                   1997      1996      1995
                                  -------   -------   -------
Basic earnings per share:
 Net income per common share      $  1.40   $  1.24   $  1.46
                                  =======   =======   =======
 Weighted average common shares     4,054     4,044     4,026
                                  =======   =======   =======
Diluted earnings per share:
 Net income per common share      $  1.37   $  1.22   $  1.44
                                  =======   =======   =======
 Weighted average common shares     4,141     4,115     4,086
                                  =======   =======   =======

  Export   sales.  Net  sales  include  total  export  sales   of
$8,807,000,  $7,579,000 and $6,578,000 in 1997,  1996  and  1995,
respectively.

  Depreciation and amortization. Depreciation and amortization of property, plant and equipment is provided on the straight-line method over the following estimated useful lives:

                                Years
                                -----
     Building                     32
     Vehicles                      3
     Factory equipment             7
     Office and other equipment    3

  Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.

  Amortization of intangible assets is provided on the straight-line method over the following estimated useful lives:

                                             Years
                                            --------
      Goodwill                              15 to 40
      Trademarks and copyrights                   40
      Grocery shelf space                         40
      Manufacturing process and workforce          7
      Artwork and plates                           3
      Other                                   3 to 8

  Accumulated   amortization  of  goodwill  was  $1,508,000   and
$1,227,000 respectively, at September 30, 1997 and 1996.

  In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the recoverability of the net carrying value of property, plant and equipment, intangible assets, and goodwill based upon current and anticipated net income and undiscounted cash flows, and if necessary an impairment is recorded. The Company has recorded no such impairments in 1997, 1996 or 1995.

  Research and development costs. Research and development costs are charged to expense when incurred. During the years ended September 30, 1997, 1996 and 1995, amounts expensed for Company-sponsored research and development activities were $1,090,000, $955,000 and $1,005,000, respectively.

  Concentrations of credit risk. Areas which potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk associated with accounts receivable are limited due to the Company's large number of customers and their dispersion across many different geographic areas. As of September 30, 1997, the Company had no significant concentrations of credit risk.

  Fair value of financial instruments. Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair values of certain of the Company's assets and liabilities. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at September 30, 1997 and 1996 approximate fair value due to their short-term maturities. The carrying value of long-term debt at September 30, 1997 and 1996 also approximates fair value as interest rates are adjusted to current market rates on a monthly basis.

  Comprehensive income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

  Operating  segments.  In  June 1997, the  Financial  Accounting
Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning October 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company anticipates, with the adoption of SFAS 131, it will expand its segment disclosures of its current product lines. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosures of income statement and balance sheet items for each of its reportable operating segments.

3. Detail of Certain Balance Sheet Accounts (in thousands)

                                                  September 30,
                                               -------------------
                                                 1997       1996
                                               --------   --------
          Inventory:
          Raw materials and supplies           $  4,924   $  4,486
          Work in process                         1,393        888
          Finished goods                          2,431      1,665
                                               --------   --------
                                                  8,748      7,039
          Less inventory reserves                   338        231
                                               --------   --------
           Total                               $  8,410   $  6,808
                                               ========   ========
          Property, plant and equipment:
          Land                                 $  5,931   $  5,921
          Building                                8,771      8,701
          Machinery and equipment                12,585     11,368
          Furniture and fixtures                    303        283
                                               --------   --------
                                                 27,590     26,273
          Less accumulated depreciation          10,505      9,402
                                               --------   --------
           Total                               $ 17,085   $ 16,871
                                               ========   ========
          Intangible assets:
          Trademarks and copyrights            $  9,848   $  9,848
          Grocery shelf space                     5,700      5,700
          Manufacturing process and workforce     4,879      4,879
          Artwork and plates                      4,972      4,237
          Other                                   1,570      1,570
                                               --------   --------
                                                 26,969     26,234
          Less accumulated amortization          13,733     12,720
                                               --------   --------
           Total                               $ 13,236   $ 13,514
                                               ========   ========
          Other assets:
          Financing fees                       $  1,830   $  1,830
          Less accumulated amortization           1,040        844
                                               --------   --------
                                                    790        986
          Long-term note receivable from
           executive officer                        898          -
          Other                                     114        304
                                               --------   --------
           Total                               $  1,802   $  1,290
                                               ========   ========

4. Long-term Debt

Long-term debt consists of the following (in thousands):

                                                         September 30,
                                                        -----------------
                                                         1997      1996
                                                        -------   -------
          Term loans payable to banks                   $     -   $ 2,600
          Borrowings related to Economic Development
           Revenue Bonds due in monthly installments
           through November 1, 2009, interest payable
           monthly at variable rates                      6,350     6,650
          Other                                              96       168
                                                        -------   -------
                                                          6,446     9,418
          Less current portion                              373       361
                                                        -------   -------
          Total                                         $ 6,073   $ 9,057
                                                        =======   =======

  The Company's existing bank credit facility (the "Facility") includes a revolving working capital facility, a reducing revolving facility and a letter of credit facility. The commitment under the revolving working capital facility (no borrowings outstanding at September 30, 1997) is $8,000,000, subject to a borrowing base which is based on the Company's accounts receivable and inventory, and has a final maturity of July 20, 1998. The commitment under the reducing revolving facility (no borrowings outstanding at September 30, 1997) is $12,000,000 at September 30, 1997, with semi-annual reductions of the commitment until final maturity at July 19, 2000. Borrowings under these facilities bear interest at rates ranging from LIBOR plus 1.00% to prime. The commitment under the letter of credit facility is $6,736,000 and expires July 19, 2000, with fees of 1.00% per annum of the total commitment. Borrowings under this facility (none at September 30, 1997) bear interest at the prime rate plus 1.00%.

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

  Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (3.90% at September 30,
1997) and are secured by a letter of credit issued under the Facility. The Bonds mature December 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under the letter of credit. Drawdowns under the letter of credit bear interest at prime plus 1.00%, and are repaid through resale of the Bonds. Any outstanding drawdowns must be repaid on July 19, 2000.

  The aggregate annual maturities of long-term debt during the five years subsequent to September 30, 1997 are: 1998 - $373,000;
1999  -  $323,000; 2000 - $375,000; 2001 - $400,000; and  2002  -
$475,000.

5. Commitments

  The Company leases various office and manufacturing equipment. Total rental expense for the equipment for the years ended September 30, 1997, 1996 and 1995 was $397,000, $367,000 and
$457,000, respectively. At September 30, 1997, minimum rental commitments by year under noncancelable operating leases are:
1998  - $211,000; 1999 - $93,000; 2000 - $72,000; 2001 - $54,000;
and 2002 - $17,000.

6. Legal Proceedings

  On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et al., in the
          ---------------------------------------------
United States District Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to the Company, the complaint names as defendants certain of the Company's present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July 12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

  On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. The court's order became final on December 11, 1995, after the plaintiff failed to amend the complaint within the time permitted by the district court. The plaintiff appealed the district court's decision to the United States Court of Appeals for the Tenth Circuit.

  On September 5, 1997, the Tenth Circuit Court of Appeals reversed the decision of the district court. The Appeals Court found that the plaintiff's complaint alleged sufficient facts to support his claim. The case has been returned to the district court for further proceedings. The Company and the other defendants filed a new motion to dismiss the case on different legal grounds. Due to the uncertainties inherent in the litigation process, the Company is unable to predict the outcome of this matter.

  The Company is also a party to ordinary routine litigation incidental to its business. The Company does not expect any of such incidental litigation to have a material adverse effect on the Company's results of operations or financial condition.

7. Stockholders' Equity
  Preferred stock. In July 1993, the Company authorized the issuance of 1,000,000 shares of $0.01 par value Preferred Stock and designated 10,000 shares as a Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement. No shares were outstanding at September 30, 1997.

  Stock-based compensation plans. At September 30, 1997, the Company has four stock-based compensation plans. The Company applies APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB 25, no compensation expense is recognized for options granted to employees which are at or above market value. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                               1997         1996
                                             --------     --------
Net income                    As reported    $  5,664     $  5,023
                              Pro forma      $  5,153     $  4,896

Net income per common share   As reported    $   1.37     $   1.22
                              Pro forma      $   1.25     $   1.19

  The amounts reflected in the pro forma disclosure are not indicative of future amounts when the new method will apply to all outstanding, nonvested awards.

  Stock option plans. During 1991, the Company adopted an incentive and non-qualified stock option plan that provided for the granting of options to purchase up to 46,112 shares of the Company's common stock to employees. The options generally vested over a four year period and expired five years from the grant date. No further grants will be made under the plan.

  In 1991, the Company granted options to an executive officer to purchase 95,630 shares of the Company's common stock in connection with capital contributions made by the officer and certain other agreements. Such options were immediately vested at the grant date, are exercisable half at $8.26 per share and half at $11.45 per share, and expire in 2031.

  During 1993, the Company adopted an incentive and non-qualified stock option plan that provided for the granting of options to purchase up to 131,000 shares of the Company's common stock. Options granted at the time of the Company's initial public offering in 1993 vested over one year and five year periods. Options granted subsequent to the Company's initial public offering generally vest over a five year period. Options granted under this plan expire ten years from the grant date. During 1995, the Company approved an increase in the number of options that may be granted under the plan to 225,000 shares.

  In 1993, the Company granted options to purchase 10,000 shares of the Company's common stock to a director of the Company. The options vest over a three year period and expire ten years from the grant date.

  In 1995, the Company adopted a non-qualified stock option plan for non-employee directors. The plan provides for up to 75,000 shares of the Company's common stock for issuance upon exercise of options granted to new non-employee directors and in lieu of meeting fees paid to non-employee directors. The options vest over a one year period and expire ten years from the grant date.

  In 1997, in addition to options and shares granted under the 1993 plan, the Company granted options to an executive officer to purchase 165,000 shares of the Company's common stock. The options were granted in connection with the officer's employment agreement and vest over a five year period and expire ten years from the grant date.

  In the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no estimated dividends for both years; expected volatility of 31 percent for both years; risk-free interest rates of between 6.0 and 6.8 percent and between 5.3 and 6.9 percent; and expected lives of 6 years for both years.

    Employee stock purchase plan. Under the Company's Employee Stock Purchase Plan (the "Plan") the Company is authorized to issue up to 26,200 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the market price at the beginning or end of each six month participation period. Approximately 20 percent of eligible employees have participated in the Plan in the last 3 years. Under the Plan, the Company sold 2,901 shares and 2,640 shares to employees in 1997 and 1996, respectively. In the above pro forma amounts, compensation cost is recognized for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for 1997 and 1996, respectively: no estimated dividends for both years; expected volatility of 31 percent for both years; risk-free interest rates of between 5.3 and 5.7 percent and between 5.2 and 5.5 percent; and an expected life of 6 months for both years. The weighted average fair value of those purchase rights granted in 1997 and 1996 were $4.82 and $4.78, respectively.

  The following table summarizes the status of the Company's stock option plans as of September 30, 1997, 1996 and 1995, and changes during the years ending on those dates:

                                      1997                       1996                       1995
                            -------------------------------------------------------------------------------
                                     Weighted Average           Weighted Average           Weighted Average
                            Shares    Exercise Price   Shares    Exercise Price   Shares    Exercise Price
                            -------------------------  -------------------------  -------------------------
Outstanding at
 beginning of year          256,191      $ 15.03       280,511      $ 14.93       273,477      $ 15.53
Granted                     248,600      $ 21.49        45,154      $ 20.46        69,000      $ 16.39
Exercised                    (9,009)     $ 16.06        (7,360)     $ 18.96       (16,634)     $ 10.15
Forfeited                   (15,992)     $ 17.70       (62,114)     $ 18.06       (45,332)     $ 22.52
                            -------------------------  -------------------------  -------------------------
Outstanding at end of year  479,790      $ 18.27       256,191      $ 15.03       280,511      $ 14.93
                            =========================  =========================  =========================

Options exercisable
 at year-end                187,196      $ 13.76       168,488      $ 13.10       155,180      $ 13.04
Weighted average fair value
 of options granted
 during the year            $  9.70                    $  8.70                    $  7.20

The following table summarizes information about stock options outstanding at September 30, 1997:

                       Options Outstanding                                Options Exercisable
--------------------------------------------------------------------------------------------------
                      Number     Weighted Average                      Number
    Range of        Outstanding     Remaining      Weighted Average  Exercisable  Weighted Average
 Exercise Prices    at 9/30/97   Contractual Life   Exercise Price   at 9/30/97    Exercise Price
-----------------   -----------  ----------------  ----------------  -----------  ----------------
$  7.63 - $ 11.45     109,778       30.1 years          $  9.89        109,778        $  9.89
$ 14.25 - $ 16.88      19,875        7.1 years          $ 15.15         11,937        $ 15.06
$ 17.25 - $ 21.00      98,285        6.9 years          $ 19.71         60,531        $ 19.83
$ 21.25 - $ 26.00     251,852        9.6 years          $ 21.60          4,950        $ 22.10
-----------------   -----------  ----------------  ----------------  -----------  ----------------
$  7.63 - $ 26.00     479,790       13.6 years          $ 18.27        187,196        $ 13.76
-----------------   -----------  ----------------  ----------------  -----------  ----------------

8. Income Taxes

The components of income taxes are as follows (in thousands):

                     1997      1996      1995
                   ----------------------------
        Federal:
         Current   $ 3,201   $ 2,101   $ 2,180
         Deferred     (150)      663      (490)
                   --------  -------   --------
                     3,051     2,764     1,690
                   --------  --------  --------
        State:
         Current       477       222       566
         Deferred      (19)      107      (207)
                   --------  --------  --------
                       458       329       359
                   --------  --------  --------
        Total      $ 3,509   $ 3,093   $ 2,049
                   ========  ========  ========

  The  Company's  income  tax expense  in  1997,  1996  and  1995 differed from the federal statutory provision as follows (in thousands):

                                              1997     1996     1995
                                             -------  -------  --------
Income tax at statutory rates                $ 3,119  $ 2,759  $ 2,691

Utilization of operating loss carryforwards        -        -     (650)

Realization of deferred tax assets for which
 valuation allowances had been provided            -        -     (429)

Increase in deferred tax assets for which
 valuation allowances are provided                 -       59       95

State income taxes, net of federal benefit       302      217      237

Other                                             88       58      105
                                             -------  -------  --------
Total                                        $ 3,509  $ 3,093  $ 2,049
                                             =======  =======  ========

  Deferred  income taxes reflect the net tax effects of temporary
differences   between  the  carrying  amounts   of   assets   and
liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Components  of  the  Company's  net  deferred  tax  assets   at
September 30 were as follows (in thousands):

                                       1997       1996
                                      -------    --------
Current deferred tax assets:
 Accruals                             $   253    $    245
 Reserves                                   4         (60)
 Capitalized costs                         39          93
 Prepayments                              (96)       (271)
                                      -------    --------
Current deferred tax assets, net      $   200    $      7
                                      =======    ========

Noncurrent deferred tax assets:
 Amortization                         $ 2,665    $  2,291
 Depreciation                            (382)       (123)
 Valuation allowance                   (2,020)     (1,881)
                                      -------    --------
Noncurrent deferred tax assets, net   $   263    $    287
                                      =======    ========

  At September 30, 1997, the potential future benefits from noncurrent deferred tax assets relating to intangible assets, which are not amortizable for tax purposes, are fully reserved by means of a valuation allowance, due to the uncertainty of their future realization. The net change in the valuation allowance in 1997 was $139,000.

9. Employee Benefit Plans

    The Company has a contributory thrift plan covering all employees. Each year, based on the achievement of certain targeted operating results, the Company can contribute to the plan an amount equal to 1% to 2.5% of thriftable wages. Additionally, the Company matches a portion (currently 50%) of participant contributions up to limits provided in the plan. The Company's contributions are funded currently and were $334,000, $323,000 and $312,000 for 1997, 1996 and 1995, respectively.

  During 1989, the Company formed an employee stock ownership plan covering all employees. The Company's contributions for 1997, 1996 and 1995 were $90,000, $75,000 and $75,000, respectively. The plan held 25,337 shares of the Company's common stock at September 30, 1997.

10. Related Party Transactions

  The Company earned royalty income totaling $417,000 during 1995 from a company whose former chairman of the board of directors serves as a director of the Company. During 1995, the Company paid royalty expense totaling $25,000 to that company associated with the termination of the agreement.

  The Company had sales to an affiliate of $5,000, $128,000 and $357,000 during 1997, 1996 and 1995, respectively. As of September 30, 1997 and 1996 amounts due from the affiliate totaled $0 and $48,000, respectively. The affiliate ceased operations effective December 31, 1996.

  During 1997, the Company, pursuant to an employment agreement, provided an executive officer with an interest free loan of up to $1,500,000 to be used for the purchase of a home. The loan is payable upon the earlier of the sale of executive's former home or 18 months after the purchase of a new home. As of September 30, 1997 amounts due from executive totaled $898,000.

11. Business Combination

  On June 30, 1995, the Company acquired the net assets of Botalia Pharmaceutical, Inc., a developer and marketer of dietary supplements. The transaction was accounted for as a purchase business combination and the results of operations for the period July 1, 1995 through September 30, 1995 were included in the 1995 consolidated income statement of the Company. The total cash consideration for the acquisition, including acquisition costs of approximately $300,000, was approximately $1.2 million. As a result of this transaction, goodwill of approximately $1.1 million was recorded and is being amortized over 15 years on a straight-line basis. Pro forma information for this acquisition is not material and therefore is not presented.

  During 1996, the Company completed its purchase price allocation and recorded an increase to goodwill of approximately $871,000, primarily for the accrual of additional preacquisition liabilities. This amount is being amortized on a straight-line basis over the remaining goodwill life of 14 years.

12. Quarterly Financial Data (Unaudited):
     (in thousands, except for per share amounts)

                                              1997 Quarters Ended
                                    -----------------------------------------
                                    Sept. 30   June 30    Mar. 31    Dec. 31
                                    --------   --------   --------   --------
Case sales                               855        656      1,491      1,439
Net sales                           $ 15,916   $ 11,589   $ 25,861   $ 25,673
Gross profit                           9,439      6,401     16,994     16,599
Operating income                         898        221      4,969      3,578
Net income                               545         74      3,007      2,038
Net income per share                $   0.13   $   0.02   $   0.73   $   0.49
Net sales as a percent of annual
  net sales                             20.1%      14.7%      32.7%      32.5%

                                              1996 Quarters Ended
                                    -----------------------------------------
                                    Sept. 30   June 30    Mar. 31    Dec. 31
                                    --------   --------   --------   --------
Case sales                               832        647      1,437      1,422
Net sales                           $ 14,587   $ 10,829   $ 23,950   $ 23,632
Gross profit                           8,536      5,840     15,195     14,882
Operating income (loss)                  906       (139)     4,929      3,294
Net income (loss)                        466       (136)     2,841      1,852
Net income (loss) per share         $   0.11   $  (0.03)  $   0.69   $   0.45
Net sales as a percent of annual
  net sales                             20.0%      14.8%      32.8%      32.4%

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                            PART III
                            --------

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The sections labeled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" appearing in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. - EXECUTIVE COMPENSATION

  The sections labeled "Compensation of Directors and Executive Officers," "Executive Compensation," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values," "Employment Agreements," "Compensation Committee Report" and "Performance Graph" appearing in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

  The section labeled "Principal Stockholders" appearing in the Company's Proxy Statement in connection with the 1998 Annual
Meeting of Stockholders is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  The   section   labeled  "Certain  Relationships  and   Related
Transactions" appearing in the Company's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                             PART IV
                             -------

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Index to Financial Statements

                                                                   Page
                                                                  -----
Independent Auditors' Report                                         13

Consolidated Income Statements for the years ended
    September 30, 1997, 1996 and 1995                                14

Consolidated Balance Sheets at September 30, 1997 and 1996           15

Consolidated Statements of Cash Flows for the years ended
    September 30, 1997, 1996 and 1995                                16

Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 1997, 1996 and 1995                                17

Notes to Consolidated Financial Statements                        18-27

Quarterly Financial Data (Unaudited)                                 27

2. Index to Financial Statement Schedule

The following schedule is filed as part of this Form 10-K:

II - Valuation and Qualifying Accounts for the years ended
     September 30, 1997, 1996 and 1995                               34

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits
   The  following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit No.   Description
-----------   -----------
(a)  3.1   -  Amended and Restated Certificate of Incorporation of Registrant.
(a)  3.2   -  Bylaws of Registrant.
(a)  4.1   -  Common Stock certificate.
(a)  4.2   -  Rights Agreement dated as of July 19, 1993 between Registrant and Harris Trust and Savings Bank, as Rights agent.
(a)  10.1  -  Incentive and Non-Qualified Stock Option Plan of Registrant as
              Successor to Celestial Holdings, Inc. adopted February 26, 1991.
(f)  10.2  -  1993 Long-Term Incentive Plan of Registrant adopted June 7,
              1993, as amended.
(e)  10.3  -  1994  Non-Employee Director Compensation Plan adopted August
              4, 1994.
(b)  10.4  -  Credit Agreement dated as of July 19, 1993, among Registrant and Fleet National Bank as a lender and agent.
(g)  10.5  -  Amendments 1, 2 and 3 to the Credit Agreement dated as of
              July 19, 1993, among Registrant and Fleet National Bank as a lender and agent.
(a)  10.6  -  Loan  Agreement dated as of December 1, 1989 between Registrant and Colorado Housing and Finance Authority.
(c)  10.7  -  Employment Agreement dated May 22, 1992 between Registrant and John D. Hale.
(d)  10.8  -  Employment Agreement dated November 16, 1993 between Registrant and Abbe G. Kuhn.
(d)  10.9  -  Employment Agreement dated February 15, 1994 between Registrant and Marie A. Gambon.
(h)  10.10 -  Employment Agreement dated June 16, 1997 between Registrant and Stephen B. Hughes.
(h)  10.11 -  Executive Agreement dated June 16, 1997 between Registrant and Mo Siegel.
(h)  10.12 -  Stock Option Agreement dated June 16, 1997 between Registrant and Stephen B. Hughes.
(h)  10.13 -  Option Agreement dated June 13, 1997 between Registrant and Mo Siegel.
     23.1  -  Report of Deloitte & Touche LLP on consolidated financial statement schedule.
     23.2  -  Consent of Deloitte & Touche LLP.
     27.1  -  Financial Data Schedule.

Exhibits identified above are incorporated by reference as follows:

     (a)  Incorporated by reference to the Registrant's
          Registration Statement on Form S-1 No. 33-64012, as amended, filed with the Securities and Exchange Commission on June 7, 1993.

     (b)  Incorporated by reference to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1993.

     (c)  Incorporated by reference to the Registrant's
          Registration Statement on Form S-1 No. 33-72900, as amended, filed with the Securities and Exchange Commission on December 15, 1993.

     (d)  Incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the year ended September 30, 1994.

     (e)  Incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the year ended September 30, 1995.

     (f)  Incorporated by reference to the Registrant's Proxy
          Statement in connection with the 1995 Annual Meeting of Stockholders, filed with the Securities and Exchange
          Commission on January 4, 1995.

     (g)  Incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the year ended September 30, 1996.

     (h)  Incorporated by reference to the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1997.

(b)  Reports on Form 8-K
     There were no reports on Form 8-K for the quarter ending
     September 30, 1997.

SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended September 30, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CELESTIAL SEASONINGS, INC.

                                        By:  /S/ DARRELL F. ASKEY
                                             --------------------
                                                 Darrell F. Askey
                                         Vice President - Finance
                                      and Chief Financial Officer

                                      Date:     December 15, 1997

  Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K for the year ended September 30, 1997 has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on the date indicated.

       Signature                       Title                         Date
       ---------                       -----                         ----

/S/ MO SIEGEL            Chairman                            December 15, 1997
-------------
  Mo Siegel

/S/ STEPHEN B. HUGHES    President,                          December 15, 1997
---------------------    Chief Executive Officer and
  Stephen B. Hughes      Director

/S/ RONALD V. DAVIS      Director                            December 15, 1997
-------------------
  Ronald V. Davis

/S/ MARINA HAHN          Director                            December 15, 1997
---------------
  Marina Hahn

/S/ JOHN D. HOWARD       Director                            December 15, 1997
------------------
  John D. Howard

/S/ JAMES P. KELLEY      Director                            December 15, 1997
-------------------
  James P. Kelley

/S/ LEONARD LIEBERMAN    Director                            December 15, 1997
---------------------
  Leonard Lieberman

/S/  DARRELL F. ASKEY    Vice President - Finance and        December 15, 1997
---------------------    Chief Financial Officer
  Darrell F. Askey       (Principal Financial Officer)

/S/ SANFORD D. GOLDBERG  Controller                          December 15, 1997
-----------------------  (Principal Accounting Officer)
  Sanford D. Goldberg

                                                      SCHEDULE II
                   CELESTIAL SEASONINGS, INC.
                VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands)

                                         Balance at                       Balance at
                                         Beginning    Charged to  Write-      End
Classification                            of Year      Expenses    offs     of Year


For the year ended September 30, 1995:
  Allowance for doubtful accounts. . . .   $ 114        $ 120     $ (163)   $  71
  Inventory reserves . . . . . . . . . .     217          845       (183)     879
For the year ended September 30, 1996:
  Allowance for doubtful accounts. . . .      71           77          -      148
  Inventory reserves . . . . . . . . . .     879           68       (716)     231
For the year ended September 30, 1997:
  Allowance for doubtful accounts. . . .     148           17          -      165
  Inventory reserves . . . . . . . . . .     231          372       (265)     338