Form 10-Q
period 1997-12-31
CELESTIAL SEASONINGS INC
filed 1998-02-09
CIK 729176

                         UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q

     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

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

                     Yes [X]          No [ ]

As  of  January 30, 1998 the Registrant had 4,132,563  shares  of
Common  Stock, $0.01 Par Value, outstanding. This report on  Form
10-Q contains 14 pages.

                CELESTIAL  SEASONINGS,  INC.

                            INDEX

PART I - FINANCIAL INFORMATION
------------------------------
                                               PAGE(S)
                                               -------
ITEM 1. FINANCIAL STATEMENTS

        Unaudited consolidated income             3
        statements

        Unaudited consolidated balance            4
        sheets

        Unaudited consolidated statements of      5
        cash flows

        Notes to unaudited consolidated          6-7
        financial statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS      8-10
        OF OPERATIONS


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                       11


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K        11


SIGNATURES                                       12

                  CELESTIAL SEASONINGS, INC.
                CONSOLIDATED INCOME STATEMENTS
           (in thousands, except per share amounts)
                          (unaudited)

                                          Three Months Ended
                                             December 31,
                                      ------------------------
                                        1997            1996
                                      --------        --------
Case volume                              1,491           1,439

Net sales                             $ 27,400        $ 25,673

Cost of goods sold                      10,131           9,074
                                      --------        --------
  Gross profit                          17,269          16,599
Operating expenses:
  Selling and marketing                 11,619          11,715
  General and administrative             1,575             980
  Amortization of intangibles              320             326
                                      --------        --------
    Total operating expenses            13,514          13,021

Operating income                         3,755           3,578

Interest expense                           116             181
                                      --------        --------
Income before income taxes               3,639           3,397

Income taxes                             1,401           1,359
                                      --------        --------
Net income                            $  2,238        $  2,038
                                      ========        ========
Earnings per share:
  Net income per common share         $   0.55        $   0.50
                                      ========        ========
  Weighted average common shares         4,062           4,051
                                      ========        ========
Earnings per share-assuming dilution:
  Net income per common share         $   0.53        $   0.49
                                      ========        ========
  Weighted average common shares         4,250           4,122
                                      ========        ========

   See accompanying notes to unaudited consolidated financial statements.

                              CELESTIAL  SEASONINGS,  INC.
                              CONSOLIDATED  BALANCE  SHEETS
                                     (in thousands)
                                      (unaudited)

                                        ASSETS

                                                    December 31,  September 30,
                                                        1997           1997
                                                    ------------  -------------
Current assets:
 Cash and cash equivalents                              $  4,794     $  2,829
 Accounts receivable, net of allowance
   (Dec. - $242 Sept. - $165)                             10,888        7,755
 Inventory                                                 9,714        8,410
 Deferred income taxes                                       201          200
 Prepaid expenses                                            385          641
                                                        --------     --------
  Total current assets                                    25,982       19,835

Property, plant and equipment, net                        16,779       17,085
Intangible assets, net                                    13,059       13,236
Goodwill, net                                              6,080        6,150
Deferred income taxes                                        279          263
Other assets                                               1,767        1,802
                                                        --------     --------
Total assets                                            $ 63,946     $ 58,371
                                                        ========     ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $  4,916     $  4,160
 Accrued liabilities and wages                             5,882        4,584
 Accrued income taxes                                      1,355           99
 Accrued interest payable                                     31           31
 Current portion of long-term debt                           383          373
                                                        --------     --------
  Total current liabilities                               12,567        9,247

Long-term debt                                             5,975        6,073

Commitments

Stockholders' equity:
 Common stock, $.01 par value -
  authorized 15,000,000 shares;
    Dec. - issued 4,073,865 shares,
      outstanding 4,064,965 shares
    Sept. - issued 4,068,491 shares,
      outstanding 4,059,591 shares                            41           41
 Capital surplus                                          33,655       33,540
 Retained earnings                                        11,883        9,645
 Treasury stock, 8,900 shares of common stock at cost       (175)        (175)
                                                        --------     --------
  Total stockholders' equity                              45,404       43,051
                                                        --------     --------
Total liabilities and stockholders' equity              $ 63,946     $ 58,371
                                                        ========     ========

    See accompanying notes to unaudited consolidated financial statements.

                    CELESTIAL SEASONINGS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands)
                           (unaudited)

                                                  Three Months Ended
                                                     December 31,
                                                  ------------------
                                                    1997      1996
                                                  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  2,238  $  2,038
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                           324       273
Amortization of intangibles                            320       326
Amortization of financing fees                          49        50
Deferred income taxes                                  (17)        8
Changes in operating assets and liabilities:
Accounts receivable                                 (3,133)   (1,954)
Inventory                                           (1,304)       85
Prepaid expenses                                       256       245
Accounts payable                                       756     1,833
Accrued liabilities and wages                        1,298       918
Accrued income taxes                                 1,256     1,344
Accrued interest payable                                 -        (9)
                                                  --------  --------
Net cash provided by operating activities            2,043     5,157
                                                  --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                   (18)     (274)
Increase in intangible assets                          (73)      (56)
(Increase) Decrease in other assets                    (14)        5
                                                  --------  --------
Net cash used in investing activities                 (105)     (325)
                                                  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance                    115        24
Increase in long-term debt                               -     2,285
Reduction in long-term debt                            (88)   (4,971)
                                                  --------  --------
Net cash provided by (used in) financing activities     27    (2,662)
                                                  --------  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS            1,965     2,170

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     2,829       204
                                                  --------  --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  4,794  $  2,374
                                                  ========  ========

CASH PAID FOR INTEREST                            $     61  $    133
CASH PAID FOR INCOME TAXES                        $    162  $      6

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

       Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1998. The Company believes that this Quarterly Report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows  for  the  periods ended December 31,  1997  and  1996 covered thereby.

      Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 188,000 and 71,000 weighted average shares for the quarters ended December 31, 1997 and 1996, respectively.

2.   DETAIL OF INVENTORY ACCOUNTS

                             December 31,      September 30,
                                 1997              1997
                             ------------      -------------
Raw materials and supplies     $ 5,704            $ 4,924
Work in process                  2,233              1,393
Finished goods                   2,764              2,431
                               -------            -------
                                10,701              8,748
Less inventory reserves            987                338
                               -------            -------
Total                          $ 9,714            $ 8,410
                               =======            =======

3.   LEGAL  PROCEEDINGS

      On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et.
                 -------------------------------------------
al., in the United States District Court for the District of
---
Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to the
Company, the complaint names as defendants certain of the Company's present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July 12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

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

4.   SUBSEQUENT  EVENT

     On January 15, 1998, the Company acquired Mountain Chai Company, a manufacturer and distributor of chai, a traditional Indian-style tea. The effects of the transaction are not material and are not included in the financial statements presented.

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

                                 Quarter Ended
                    -------------------------------------------------------
                    Fiscal 1998                 Fiscal 1997
                    -----------  ------------------------------------------
                      Dec. 31     Sept. 30   June 30    Mar. 31    Dec. 31
                    -----------  ---------- ---------  ---------  ---------
                                      (in thousands)
Case sales               1,491         855       656      1,491      1,439
Net sales             $ 27,400    $ 15,916  $ 11,589   $ 25,861   $ 25,673
Gross profit            17,269       9,439     6,401     16,994     16,599
Operating income         3,755         898       221      4,969      3,578
Operating margin          13.7%        5.6%      1.9%      19.2%      13.9%
Net income            $  2,238    $    545  $     74   $  3,007   $  2,038
Percent of fiscal year
  net sales               N/A         20.1%     14.7%      32.7%      32.5%

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

                                                        Period-to-Period
                            Percentage of Net Sales    Increase/(Decrease)
                            -----------------------    -------------------
                              Three Months Ended        Three Months Ended
                                 December 31,              December 31,
                              ------------------        ------------------
                                1997      1996             1997 to 1996
                              --------  --------        ------------------
Net sales                      100.0%    100.0%                6.7%
Cost of goods sold              37.0      35.3                11.6
                               ------    ------
Gross profit                    63.0      64.7                 4.0
Selling and marketing           42.4      45.6                (0.8)
General and administrative       5.7       3.8                60.7
Amortization of intangibles      1.2       1.3                (1.8)
                               ------    ------
Operating income                13.7      14.0                 4.9
Interest expense                 0.4       0.7               (35.9)
                               ------    ------
Income before income taxes      13.3      13.3                 7.1
Income taxes                     5.1       5.3                 3.1
                               ------    ------
Net income                       8.2%      8.0%                9.8%
                               ======    ======

                                         PAGE 8

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS
ENDED DECEMBER 31, 1996

      Net sales. Net sales for the three months ended December 31, 1997 increased 6.7% to $27.4 million from $25.7 million for the comparable period in fiscal 1997. Case sales increased 3.6% to 1,491,000 cases from 1,439,000 cases. Net sales and case sales growth was primarily the result of increased sales of the Company's specialty black dry tea products. The Company's dietary supplement products contributed net sales of approximately $0.9 million during the first quarter of fiscal 1998, a 28.8% increase from fiscal 1997.

      Gross profit. Gross profit for the three months ended December 31, 1997 increased 4.0% to $17.3 million from $16.6 million for the comparable period in fiscal 1997. The Company's gross profit margin as a percent of sales decreased to 63.0% from 64.7% for the comparable prior year period. The decrease in gross profit margin as a percent of sales is primarily due to increased sales of the Company's lower margin specialty black tea products, as well as increased sales in channels of distribution with lower margins.

      Selling and marketing expenses. Selling and marketing expenses for the three months ended December 31, 1997 remained relatively unchanged from the comparable period in fiscal 1997, and decreased as a percentage of net sales to 42.4% from 45.6%.

      General and administrative expenses. General and administrative expenses for the three months ended December 31, 1997 increased 60.7% from the comparable period in fiscal 1997, and increased as a percentage of net sales to 5.7% from 3.8%. The increase was primarily due to legal fees associated with a shareholder's lawsuit (see note 3), increased personnel costs and expenses incurred in connection with the Company's acquisition efforts.

       Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for the three months ended December 31, 1997, remained relatively unchanged from the comparable period in fiscal 1997.

      Operating income. Operating income for the three months ended December 31, 1997, increased 4.9% to $3.8 million from $3.6 million for the comparable period in fiscal 1997, primarily due to increased net sales. Operating income as a percentage of net sales decreased to 13.7% from 14.0%, primarily due to increased general and administrative expenses.

      Interest expense. Interest expense for the three months ended December 31, 1997 declined 35.9% from the comparable period in fiscal 1997 primarily as a result of reduced outstanding borrowings. The Company extinguished its bank debt during the first quarter of fiscal 1997. Interest expense for the three months ended December 31, 1997 primarily relates to Industrial Revenue Bonds which are secured by the Company's facility and fees relating to continued availability of the Company's bank credit facility.

      Income taxes. Income tax expense for the three months ended December 31, 1997 increased 3.1% from the comparable period in fiscal 1997, primarily due to increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Other than funding ongoing operations, the Company's principal uses of funds in the future will be the development of new or existing tea and dietary supplement products and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under credit facilities. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facilities are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made. If necessary, the Company believes it can increase availability under its credit facilities.

      Cash and cash equivalents increased $2.0 million for the three months ended December 31, 1997. Cash provided by operating activities was $2.0 million for the three months ended December 31, 1997. The Company's investing activities used cash of $0.1 million, while financing activities provided cash of $27,000 for the three months ended December 31, 1997.

      The Company incurred capital expenditures of approximately $91,000 during the three months ended December 31, 1997, including $18,000 primarily for factory and computer equipment and $73,000 for the design and development of new packaging artwork. The Company currently anticipates making capital expenditures of approximately $2.2 million in fiscal 1998.

OTHER DEVELOPMENTS

     On January 15, 1998, the Company acquired Mountain Chai Company, a manufacturer and distributor of chai, a traditional Indian-style tea. The effects of this transaction are not material and are not included in the financial statements presented.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------
Exhibit No.                        Description
-----------                        -----------
  23.1        - Report   of  Deloitte  &  Touche  LLP  on  consolidated
                financial statements


(b) Reports on Form 8-K
    -------------------
    There were no reports on Form 8-K for the quarter ended December 31, 1997.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                    (Registrant)


     February 6, 1998    By: /s/ Darrell F. Askey
                            ---------------------
                         Darrell F. Askey
                         Vice President - Finance and Chief Financial
                            Officer
                         (Principal Financial Officer)

                          INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                  Sequentially
Exhibit                                             Numbered
  No.                  Description                    Pages
-------                -----------                ------------
  23.1    - Report of Deloitte & Touche LLP on
            consolidated financial statements          14