Form 10-Q
period 1998-03-31
CELESTIAL SEASONINGS INC
filed 1998-05-12
CIK 729176

                         UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q


     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

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

                     Yes [X]          No [ ]

As  of  May 1, 1998 the Registrant had 4,142,446 shares of Common
Stock, $0.01 Par Value, outstanding. This report on Form 10-Q contains 16 pages.

                    CELESTIAL  SEASONINGS,  INC.



                              INDEX



PART I - FINANCIAL INFORMATION
------------------------------
                                                           PAGE(S)
                                                           -------

     ITEM 1. FINANCIAL STATEMENTS

             Unaudited consolidated income statements         3

             Unaudited consolidated balance sheets            4

             Unaudited consolidated statements of cash flows  5

             Notes  to unaudited consolidated financial
             statements                                      6-7


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS    8-12


PART II - OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS                                 13


    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                           13


    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                  13


    SIGNATURES                                                14

                     CELESTIAL SEASONINGS, INC.
                  CONSOLIDATED INCOME STATEMENTS
              (in thousands, except per share amounts)
                          (unaudited)

                              Three Months Ended      Six Months Ended
                                  March 31,              March 31,
                              ------------------      ----------------
                                1998      1997         1998      1997
                               ------    ------       ------    ------
Case volume                     1,611     1,491         3,102    2,930

Net sales                     $32,329   $25,861       $59,729  $51,534
Cost of goods sold             11,198     8,883        21,329   17,957
                              -------   -------       -------  -------
  Gross profit                 21,131    16,978        38,400   33,577

Operating expenses:
  Selling and marketing        13,723    10,549        25,342   22,264
  General and administrative    1,516     1,139         3,091    2,119
  Amortization of intangibles     343       321           663      647
                              -------   -------       -------  -------
    Total operating expenses   15,582    12,009        29,096   25,030

Operating income                5,549     4,969         9,304    8,547
Interest expense                  116        96           232      277
                              -------   -------       -------  -------
Income before income taxes      5,433     4,873         9,072    8,270
Income taxes                    2,092     1,866         3,493    3,225
                              -------   -------       -------  -------
Net income                    $ 3,341   $ 3,007       $ 5,579  $ 5,045
                              =======   =======       =======  =======
Earnings per share:
  Net income per common share $  0.81   $  0.74       $  1.36  $  1.25
                              =======   =======       =======  =======
  Weighted average common
    shares                      4,128     4,051         4,103    4,051
                              =======   =======       =======  =======
Earnings per share-assuming dilution:
  Net income per common share $  0.77   $  0.73       $  1.30  $  1.22
                              =======   =======       =======  =======
  Weighted average common
    shares                      4,346     4,133         4,308    4,129
                              =======   =======       =======  =======

See accompanying notes to unaudited consolidated financial statements.

                     CELESTIAL  SEASONINGS,  INC.
                    CONSOLIDATED  BALANCE  SHEETS
                          (in thousands)
                           (unaudited)

                              ASSETS

                                              March 31,      September 30,
                                                1998             1997
                                             ----------      -------------
Current assets:
  Cash and cash equivalents                   $  2,300         $  2,829
  Accounts receivable, net of allowance
    (Mar. - $349 Sept. -$165)                   15,920            7,755
  Inventory                                     15,651            8,410
  Deferred income taxes                            478              200
  Prepaid expenses                               1,213              641
                                              --------         --------
     Total current assets                       35,562           19,835

Property, plant and equipment, net              17,039           17,085
Intangible assets, net                          12,884           13,236
Goodwill, net                                    6,010            6,150
Deferred income taxes                              301              263
Other assets                                     1,705            1,802
                                              --------         --------
Total assets                                  $ 73,501         $ 58,371
                                              ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  9,295         $  4,160
  Accrued liabilities and wages                  6,834            4,584
  Accrued income taxes                           1,487               99
  Accrued interest payable                          30               31
  Current portion of long-term debt                371              373
                                              --------         --------
    Total current liabilities                   18,017            9,247

Long-term debt                                   5,906            6,073

Stockholders' equity:
  Common stock, $.01 par value -
    authorized 15,000,000 shares;
    Mar. - issued 4,146,050 shares,
      outstanding 4,137,150 shares
    Sept. - issued 4,068,491 shares,
      outstanding 4,059,591 shares                  41               41
  Capital surplus                               34,488           33,540
  Retained earnings                             15,224            9,645
  Treasury stock, 8,900 shares of common
    stock at cost                                 (175)            (175)
                                                -------          -------
      Total stockholders' equity                49,578           43,051
                                                -------          -------
Total liabilities and stockholders' equity    $ 73,501         $ 58,371
                                                =======          =======

See accompanying notes to unaudited consolidated financial statements.

                         CELESTIAL SEASONINGS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                               (unaudited)

                                                  Six Months Ended
                                                       March 31,
                                                  -----------------
                                                   1998      1997
                                                  ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 5,579   $ 5,045
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation                                     643       509
    Amortization of intangibles                      663       647
    Amortization of financing fees                    97        98
    Deferred income taxes                           (316)     (161)
  Changes in operating assets and liabilities:
    Accounts receivable                           (8,165)   (1,587)
    Inventory                                     (7,241)     (554)
    Prepaid expenses                                (572)      390
    Accounts payable                               5,135       939
    Accrued liabilities and wages                  2,250       516
    Accrued income taxes                           1,388     1,843
    Accrued interest payable                          (1)      (23)
                                                   ------    ------
Net cash (used in) provided by operating
   activities                                       (540)     7,662
                                                   ------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (597)      (386)
  Increase in intangible assets                     (171)      (350)
  Decrease in other assets                             -        145
                                                   -------    -------
Net cash used in investing activities               (768)      (591)
                                                   -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                948         34
  Increase in long-term debt                           -      2,285
  Reduction in long-term debt                       (169)    (5,082)
                                                   -------   -------
Net cash provided by (used in) financing activities  779     (2,763)
                                                   -------   -------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                         (529)     4,308

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   2,829        204
                                                   -------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 2,300    $ 4,512
                                                   =======   ========
CASH PAID FOR INTEREST                           $   117    $   196
CASH PAID FOR INCOME TAXES                       $ 2,421    $ 1,543


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

     The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to the Company's fiscal 1997 financial statements to conform them to fiscal 1998 classifications.

       Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1998. The Company believes that this Quarterly Report on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1998 and 1997 covered thereby.

      Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional
218,000 and 82,000 weighted average shares for the three months ended March 31, 1998 and 1997, respectively, and an additional 205,000 and 78,000 weighted average shares for the six months ended March 31, 1998 and 1997, respectively.

2.   DETAIL OF INVENTORY ACCOUNTS

                                        March 31,      September 30,
                                          1998             1997
                                        --------       -------------
Raw materials and supplies             $  9,556          $  4,924
Work in process                           2,308             1,393
Finished goods                            4,636             2,431
                                        --------         ---------
                                         16,500             8,748
Less inventory reserves                     849               338
                                        --------         ---------
Total                                  $ 15,651          $  8,410
                                        ========         =========

3.   LEGAL  PROCEEDINGS

      On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et.al.,
                 -----------------------------------------------
in the United States District Court for the District of
Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was  terminated  on  January 1, 1995.  In  addition  to  the
Company,  the complaint names as defendants certain  of  the
Company's   present  and  former  directors  and   officers,
PaineWebber,  Inc.,  Shearson/Lehman  Brothers,  Inc.,   and
Vestar/Celestial   Investment   Limited   Partnership.   The
complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July
12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

     On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. The court's order became final on December 11, 1995, after the plaintiff failed to amend the complaint within the time permitted by the district court.

     The plaintiff appealed the district court's decision to the United States Court of Appeals for the Tenth Circuit. On September 5, 1997, the court of appeals reversed the decision of the district court. The court of appeals found that the plaintiff's complaint alleged sufficient facts to support his claim. The case has been returned to the district court for further proceedings. Due to the uncertainties inherent in the litigation process, the Company is unable to predict the outcome of this matter.

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

                                     Quarter Ended
             ----------------------------------------------------------
                       Fiscal 1998                   Fiscal 1997
             -----------------------  -----------------------------------
                   Mar. 31  Dec. 31   Sept. 30  June 30  Mar. 31  Dec. 31
                   -------  -------   --------  -------  -------  -------
                                        (in thousands)
Case volume          1,611    1,491        855      656    1,491    1,439
Net sales          $32,329  $27,400    $15,916  $11,589  $25,861  $25,673
Gross profit        21,131   17,269      9,439    6,417   16,978   16,599
Operating income     5,549    3,755        898      221    4,969    3,578
Operating margin      17.2%    13.7%       5.6%     1.9%    19.2%    13.9%
Net income         $ 3,341  $ 2,238    $   545   $   74  $ 3,007  $ 2,038
Percent of fiscal
  year net sales       N/A      N/A       20.1%    14.7%    32.7%    32.5%

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

NEW PRODUCT LINES

      The Company has developed and recently introduced a new line of dietary supplement products, which include herbs such as echinacea, ginkgo, ginseng and St. John's wort. Sales of the new product line increased the Company's net sales and marketing expenses during the
quarter  ended  March 31, 1998.  However,  because   the
Company's sales are primarily to retail accounts such as grocery stores, natural foods stores, drug stores and mass merchandisers, the increase in net sales, caused primarily by initial sales of the product line to the Company's customers, does not indicate that the new products have been or will be successful with individual customers.

      The Company's experience with dietary supplement products is limited. The dietary supplement market is highly competitive. In addition, the dietary supplement market is driven by consumer preferences and overall industry sales are volatile. As a result, the Company's sales of it's dietary supplement products are subject to the risks relating to the future trend of overall industry sales, competition, whether the Company's products will achieve customer and consumer acceptance and other risks normally associated with the introduction of new products. There is no assurance that the Company's dietary supplement products will be successful.

RESULTS OF OPERATIONS

      The following table is derived from the Company's unaudited consolidated income statements for the periods indicated and presents
(i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.

                                                    Period-to-Period
                       Percentage of Net Sales  Percentage Increase/(Decrease)
                       -----------------------  ------------------------------
                       Three Months Six Months  Three Months     Six Months
                          Ended       Ended        Ended           Ended
                        March  31,   March 31,   March  31,       March 31,
                      1998   1997  1998   1997  1998 to 1997     1998 to 1997
                      ----   ----  ----   ----  ------------     ------------
Net sales            100.0% 100.0% 100.0% 100.0%    25.0 %           15.9 %
Cost of goods sold    34.6   34.4   35.7   34.8     26.1             18.8
                      ----   ----  -----  -----
Gross profit          65.4   65.6   64.3   65.2     24.5             14.4
Selling and marketing 42.5   40.8   42.4   43.2     30.1             13.8
General and
  administrative       4.7    4.4    5.2    4.1     33.1             45.9
Amortization of
  intangibles          1.0    1.2    1.1    1.3      6.9              2.5
                      -----  -----  -----  -----
Operating income      17.2   19.2   15.6    16.6    11.7              8.9
Interest expense       0.4    0.4    0.4     0.5    20.8            (16.2)
                      -----  -----  -----  ------
Income before income
  taxes               16.8   18.8   15.2    16.1    11.5              9.7
Income taxes           6.5    7.2    5.9     6.3    12.1              8.3
                      -----  -----  -----  ------
Net income            10.3%  11.6%   9.3%    9.8%   11.1%             10.6 %
                      =====  =====  =====  ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

      Net sales. Net sales for the three months ended March 31, 1998 increased 25.0% to $32.3 million from $25.9 million for the comparable period in fiscal 1997. Net sales of the Company's tea products increased 6.1% primarily due to the sales of a new line of green tea products. The Company also introduced a new line of dietary supplement products which contributed net sales of $5.9 million during the second quarter of fiscal 1998, a 530.2% increase from fiscal 1997.

      Gross profit. Gross profit for the three months ended March 31, 1998 increased 24.5% to $21.1 million from $17.0 million for the comparable period in fiscal 1997, primarily due to increased net sales. The Company's gross profit margin decreased to 65.4% from 65.6% for the comparable prior year period. The decrease in gross margin was primarily due to increased sales of the Company's dietary supplement products which have lower margins than the Company's dry tea products.

      Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 1998 increased 30.1% to $13.7 million from $10.5 million for the comparable period in fiscal 1997, and increased as a percentage of net sales to 42.5% from 40.8%. The increase in selling and marketing expenses primarily was due to increased personnel costs, consumer promotion expenses and advertising expenses.

      General and administrative expenses. General and administrative expenses for the three months ended March 31, 1998 increased 33.1% from the comparable period in fiscal 1997, and increased as a percentage of net sales to 4.7% from 4.4%. The increase was primarily due to legal fees associated with a shareholder's lawsuit (see note
3) and increased personnel costs.

       Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets, for the three months ended March 31, 1998 increased 6.9% from fiscal 1997. The increase in amortization was primarily due to new additions to artwork and plates associated with the Company's development of dietary supplement and green tea products.

      Operating income. Operating income for the three months ended March 31, 1998 increased 11.7% to $5.5 million from $5.0 million for the comparable period in fiscal 1997, primarily due to increased net sales. Operating income as a percentage of net sales decreased to 17.2% from 19.2% primarily due to increased selling and marketing expenses.

      Interest expense. Interest expense for the three months ended March 31, 1998 increased 20.8% from the comparable period in fiscal 1997, primarily as a result of higher interest rates on Industrial Revenue Bonds which are secured by the Company's facility. Interest expense for the three months ended March 31, 1998 primarily relates to Industrial Revenue Bonds and fees relating to continued availability of the Company's bank credit facility.

      Income taxes. Income tax expense for the three months ended March 31, 1998 increased 12.1% from the comparable period in fiscal 1997 due to increased pre-tax income.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1997

      Net  sales. Net sales for the six months ended March  31,  1998 increased 15.9% to $59.7 million from $51.5 million for the comparable period in fiscal 1997. Case volume increased 5.9% to 3,102,000 cases from 2,930,000 cases. Net sales and case volume growth was primarily the result of increased sales of the Company's dietary supplement products and the introduction of a new line of green tea products. The Company's dietary supplement products contributed net sales of over $6.8 million for the six months ended March 31, 1998, a 319.4% increase from the comparable period in fiscal 1997.

      Gross profit. Gross profit for the six months ended March 31, 1998 increased 14.4% to $38.4 million from $33.6 million for the comparable period in fiscal 1997, primarily due to increased net sales. The Company's gross profit margin decreased to 64.3% from 65.2% for the comparable prior year period. The decrease in gross margin is primarily due to increased sales of the Company's dietary supplement products which have lower margins than the Company's dry tea products.

      Selling and marketing expenses. Selling and marketing expenses for the six months ended March 31, 1998 increased 13.8% to $25.3 million from $22.3 million for the comparable period in fiscal 1997, but decreased as a percentage of net sales to 42.4% from 43.2%. The increase in selling and marketing expenses primarily was due to expenses incurred in connection with the introduction of the
Company's dietary supplements line, increased personnel costs and trade and consumer promotion expenses. This increase was partially offset by a decrease in advertising expenses.

      General and administrative expenses. General and administrative expenses for the six months ended March 31, 1998 increased 45.9% from the comparable period in fiscal 1997, and increased as a percentage of net sales to 5.2% from 4.1% for the same period of the prior fiscal year. The increase was primarily due to legal fees associated with a shareholder's lawsuit (see note 3), increased personnel costs and expenses incurred in connection with the Company's acquisition efforts.

       Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets, for the six months ended March 31, 1998 increased 2.5% from fiscal 1997. The increase in amortization was primarily due to new additions to artwork and plates associated with the Company's development of dietary supplement and green tea products.

      Operating income. Operating income for the six months ended March 31, 1998 increased 8.9% to $9.3 million from $8.5 million for the comparable period in fiscal 1997, primarily due to increased net sales. Operating income as a percentage of net sales decreased to 15.6% from 16.6% primarily due to lower gross margins.

      Interest expense. Interest expense for the six months ended March 31, 1998 declined 16.2% from the comparable period in fiscal 1997 as a result of reduced outstanding borrowings. The Company extinguished its bank debt during the first quarter of fiscal 1997. Interest expense for the six months ended March 31, 1998 primarily relates to Industrial Revenue Bonds which are secured by the Company's facility and fees relating to continued availability of the Company's bank credit facility.

      Income taxes. Income tax expense for the six months ended March 31, 1998 increased 8.3% from the comparable period in fiscal 1997 due to increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Other than funding ongoing operations, the Company's principal uses of funds in the future will be the development of new or existing tea and dietary supplement products, and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under credit facilities. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facilities are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made. If necessary, the Company believes it can increase availability under its credit facilities.

      Cash and cash equivalents decreased $0.5 million for the six months ended March 31, 1998. Cash used in operating activities was $0.5 million for the six months ended March 31, 1998. During the current fiscal year, the Company has experienced increased working capital requirements, primarily in the form of accounts receivable and inventory, associated with the introduction of its new line of dietary supplement products. The Company's investing activities used cash of $0.8 million for the six months ended March 31, 1998, while financing activities provided cash of $0.8 million for the six months ended March 31, 1998.

      The Company incurred capital expenditures of approximately $768,000 during the six months ended March 31, 1998, including $597,000 primarily for factory and computer equipment and $171,000 for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $2.9 million in fiscal 1998.

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Seasonality," "New Product
Lines," "Results of Operations," and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials, competition and the effect of governmental regulation.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The annual meeting of stockholders of the Company was held on February 12, 1998. The following matters were submitted to a vote of the stockholders:

(a) Election of directors - Three Class I directors were elected to serve until the 2001 annual meeting of stockholders and until their successors are elected.


                     Total Votes          Total Votes
                         For                Withheld
                     -----------          -----------
Stephen B. Hughes     2,988,572             109,385
Marina Hahn           2,625,983             471,974
Leonard Lieberman     2,989,505             108,452

Incumbent  Class II directors with terms expiring in 1999 are  Ronald
V. Davis and John D. Howard. Incumbent Class III directors with terms expiring in 2000 are Mo Siegel and James P. Kelley.

(b) Approval of an amendment to the Company's 1993 Long Term Incentive Plan - The proposal was approved by a vote of 1,534,106 shares in favor, 665,657 shares against, and 5,561 shares abstaining.

(c) Approval of an amendment to the Company's 1994 Non-Employee Director Compensation Plan - The proposal was approved by a vote of 2,267,336 shares in favor, 783,839 shares against, and 6,091 shares abstaining.

(d) Appointment of independent auditors - The proposal to ratify the appointment of Deloitte & Touche LLP as the Company's certified public accountants for the fiscal year ending September 30, 1998 was approved by a vote of 3,079,386 shares in favor, 14,879 shares against, and 3,653 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------
Exhibit No.                       Description
-----------                       -----------
23.1    - Report   of  Deloitte  &  Touche  LLP  on  consolidated
          financial statements


(b) Reports on Form 8-K
    -------------------
     There were no reports on Form 8-K for the quarter ended March
     31, 1998.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                    (Registrant)


     May 8, 1998    By:  /s/  Darrell F. Askey
                         ---------------------
                         Darrell F. Askey
                         Vice President - Finance and Chief Financial
                         Officer
                         (Principal Financial Officer)

                          INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                  Sequentially
Exhibit                                             Numbered
  No.                  Description                    Pages
--------               -----------               --------------
  23.1     - Report of Deloitte & Touche LLP on
             consolidated financial statements        16