Form 10-Q
period 1998-06-30
CELESTIAL SEASONINGS INC
filed 1998-08-11
CIK 729176

                         UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q


     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

                     Yes [X]          No [ ]

As of July 31, 1998 the Registrant had 4,150,471 shares of Common
Stock, $0.01 Par Value, outstanding. This report on Form 10-Q contains 16 pages.

                  CELESTIAL  SEASONINGS,  INC.



                              INDEX



PART 1 - FINANCIAL INFORMATION
------------------------------

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

                        CELESTIAL SEASONINGS, INC.
                     CONSOLIDATED INCOME STATEMENTS
                (in thousands, except per share amounts)
                              (unaudited)

                             Three Months Ended          Nine Months Ended
                                   June 30,                   June 30,
                             ------------------          ------------------
                                1998      1997             1998      1997
                             --------    ------          -------    -------
Case volume                      857       656            3,959     3,586

Net sales                    $19,395   $11,589          $79,124    $63,123
Cost of goods sold             6,822     5,172           28,151     23,129
                             --------    ------          -------    -------
  Gross profit                12,573     6,417           50,973     39,994

Operating expenses:
  Selling and marketing       10,371     4,931           35,713     27,195
  General and administrative   1,528       945            4,619      3,064
  Amortization of intangibles    319       320              982        967
                             --------    ------          -------    -------
    Total operating expenses  12,218     6,196           41,314     31,226

Operating income                 355       221            9,659      8,768
Interest expense                 154       101              386        378
                             --------    ------          --------   --------
Income before income taxes       201       120            9,273      8,390
Income taxes                      77        46            3,570      3,271
                             --------    ------          --------   --------
Net income                   $   124     $  74          $ 5,703    $ 5,119
                             ========    ======          ========   ========
Earnings per share-basic:
  Net income per common
     share                   $  0.03     $0.02          $  1.39    $  1.26
                             ========    ======          ========   =========
  Weighted average common
    shares                     4,143     4,053            4,116      4,052
                             ========    ======          ========   =========
Earnings per share-assuming dilution:
  Net income per common
    share                    $  0.03     $0.02          $  1.31    $  1.24
                             ========    ======          ========   =========
  Weighted average common
    shares                     4,449     4,135            4,365      4,131
                             ========    ======          ========   =========

See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL  SEASONINGS,  INC.
                         CONSOLIDATED  BALANCE  SHEETS
                                (in thousands)
                                  (unaudited)

                                     ASSETS

                                               June 30,       September 30,
                                                 1998              1997
                                               --------       --------------
Current assets:
  Cash and cash equivalents                   $   2,048         $   2,829
  Accounts receivable, net of allowance
    (June - $447 Sept. -$165)                    12,540             7,755
  Inventory                                      23,682             8,410
  Deferred income taxes                             480               200
  Prepaid expenses                                1,046               641
                                               ---------      ---------------
    Total current assets                         39,796            19,835

Property, plant and equipment, net               17,845            17,085
Intangible assets, net                           12,764            13,236
Goodwill, net                                     5,940             6,150
Deferred income taxes                               317               263
Other assets                                      1,081             1,802
                                               ---------      ---------------
Total assets                                  $  77,743          $ 58,371
                                               =========      ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $   7,557          $  4,160
  Accrued liabilities and wages                   6,320             4,584
  Accrued income taxes                              454                99
  Accrued interest payable                           67                31
  Current portion of long-term debt                 357               373
                                               ---------       --------------
    Total current liabilities                    14,755             9,247

Long-term debt                                   13,081             6,073

Stockholders' equity:
  Common stock, $.01 par value -
  authorized 15,000,000 shares;
  June - issued 4,154,489 shares,
    outstanding 4,145,589 shares
  Sept. - issued 4,068,491 shares,
    outstanding 4,059,591 shares                     42                41
  Capital surplus                                34,692            33,540
  Retained earnings                              15,348             9,645
  Treasury stock, 8,900 shares of common
    stock at cost                                  (175)             (175)
                                                --------         ----------
       Total stockholders' equity                49,907            43,051
                                                --------         ----------
Total liabilities and stockholders' equity     $ 77,743         $  58,371
                                                ========         ==========

See accompanying notes to unaudited consolidated financial statements.

                           CELESTIAL SEASONINGS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                         ------------------
                                                          1998        1997
                                                         ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  5,703   $  5,119
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation                                             960        840
    Amortization of intangibles                              982        967
    Amortization of financing fees                           146        147
    Deferred income taxes                                   (334)       (43)
  Changes in operating assets and liabilities:
    Accounts receivable                                   (4,785)     3,146
    Inventory                                            (15,272)    (1,696)
    Prepaid expenses                                        (405)       610
    Accounts payable                                       3,397     (1,469)
    Accrued liabilities and wages                          1,736       (566)
    Accrued income taxes                                     355      1,182
    Accrued interest payable                                  36        (17)
                                                          -------    --------
Net cash (used in) provided by operating activities       (7,481)     8,220
                                                          -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (1,720)     (597)
  Increase in intangible assets                              (300)     (427)
  Decrease in other assets                                    575       144
                                                          --------   --------
Net cash used in investing activities                      (1,445)     (880)
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                       1,153       115
  Acquisition of treasury stock                                -        (80)
  Increase in long-term debt                                7,250     2,285
  Reduction in long-term debt                                (258)   (5,168)
                                                          --------   --------
Net cash provided by (used in) financing activities         8,145    (2,848)
                                                          --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (781)    4,492

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            2,829       204
                                                          --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  2,048  $  4,696
                                                          ========   ========
CASH PAID FOR INTEREST                                   $    179  $    237
CASH PAID FOR INCOME TAXES                               $  3,549  $  2,132

See accompanying notes to unaudited financial statements.

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

       Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1998. The Company believes that this Quarterly Report on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1998 and 1997 covered thereby.

      Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional
306,000 and 82,000 weighted average shares for the three months ended June 30, 1998 and 1997, respectively, and an additional 249,000 and 79,000 weighted average shares for the nine months ended June 30, 1998 and 1997, respectively.

2.   DETAIL OF INVENTORY ACCOUNTS

                                             June 30,       September 30,
                                               1998              1997
                                            ----------      -------------
Raw materials and supplies                  $   12,031       $   4,924
Work in process                                  3,344           1,393
Finished goods                                   9,375           2,431
                                            ----------      -------------
                                                24,750           8,748
Less inventory reserves                          1,068             338
                                            ----------      -------------
Total                                       $   23,682       $   8,410
                                            ==========      =============

3.   LEGAL  PROCEEDINGS

      On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et. al.,
                 ------------------------------------------------
in the United States District Court for the District of
Colorado  (Civil Action Number:  95-K-1045),  in  connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was  terminated  on  January 1, 1995.  In  addition  to  the
Company,  the complaint names as defendants certain  of  the
Company's   present  and  former  directors  and   officers,
PaineWebber,  Inc.,  Shearson/Lehman  Brothers,  Inc.,   and
Vestar/Celestial   Investment   Limited   Partnership.   The
complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July
12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

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

                                       Quarter Ended
                 ------------------------------------------------------------
                        Fiscal 1998                   Fiscal 1997
                 -------------------------  ---------------------------------
                 June 30  Mar.31  Dec.31    Sept.30  June 30  Mar.31  Dec. 31
                 -------  ------  -------   -------  -------  ------  -------
                                           (in thousands)
Case volume         857    1,611   1,491        855      656   1,491    1,439
Net sales       $19,395  $32,329 $27,400    $15,916  $11,589 $25,861  $25,673
Gross profit     12,573   21,131  17,269      9,439    6,417  16,978   16,599
Operating income    355    5,549   3,755        898      221   4,969    3,578
Operating margin    1.8%    17.2%   13.7%       5.6%     1.9%   19.2%    13.9%
Net income      $   124  $ 3,341 $ 2,238    $   545  $    74 $ 3,007  $ 2,038
Percent of fiscal
  year net sales    N/A     N/A     N/A        20.1%    14.7%   32.7%    32.5%

     The Company has experienced quarterly fluctuations in sales volume and operating results when compared to previous years due to a number of factors, including new product introductions, the timing of trade promotions, and advertising and consumer promotional expenditures. The Company, as is common in the tea and dietary supplement industries, offers trade promotions for limited time periods on specific items in order to provide incentives for the purchase and promotion of products. The impact on case sales from period to period due to the timing and extent of these factors can be significant.

NEW PRODUCT LINES

      Recently, the Company introduced a line of dietary supplement products. These products are based primarily on herbs such as echinacea, ginkgo biloba, ginseng and St. John's wort. Sales of these new products significantly increased the Company's net sales, and promotional support for the products significantly increased the Company's marketing and selling expenses for the quarter ended June 30, 1998.

      To date, sales of these new dietary supplements have been largely to retail accounts such as grocery stores, natural foods stores, mass merchandisers and drug stores, and therefore do not indicate that the products are, or will be, successful with consumers.

      The Company's experience with dietary supplement products is limited. The dietary supplement market is highly competitive. In addition, the dietary supplement market is driven by consumer preferences and overall industry sales are volatile. As a result, the Company's sales of its dietary supplement products are subject to the risks relating to the future trend of overall industry sales, competition, whether the Company's products will achieve customer and consumer acceptance and other risks normally associated with the introduction of new products. There is no assurance that the Company's dietary supplement products will be successful.

RESULTS OF OPERATIONS

      The following table is derived from the Company's unaudited consolidated income statements for the periods indicated and presents
(i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.

                                                       Period-to-Period
                    Percentage of Net Sales     Percentage Increase/(Decrease)
                  -------------------------     ------------------------------
                    Three Months  Six Months     Three Months    Six Months
                       Ended        Ended           Ended          Ended
                      June 30,     June 30,        June 30,       June 30,
                  -------------  -----------    ------------    ------------
                  1998    1997   1998   1997    1998 to 1997    1998 to 1997
                  ----    ----   ----   ----    ------------    -------------
Net sales        100.0%  100.0% 100.0% 100.0%       67.4 %          25.3%
Cost of goods
   sold           35.2    44.6   35.6   36.6        31.9            21.7
                  ----    ----   ----   ----
Gross profit      64.8    55.4   64.4   63.4        95.9            27.5
Selling and
   marketing      53.5    42.6   45.1   43.1       110.3            31.3
General and
   administrative  7.9     8.1    5.8    4.9        61.7            50.8
Amortization of
   intangibles     1.6     2.8    1.3    1.5        (0.3)            1.6
                  ----    ----   ----   ----
Operating income   1.8     1.9   12.2   13.9        60.6            10.2
Interest expense   0.8     0.9    0.5    0.6        52.5             2.1
                  ----    ----   ----   ----
Income before
   income taxes    1.0     1.0   11.7   13.3        67.5             10.5
Income taxes       0.4     0.4    4.5    5.2        67.4              9.1
                  ----    ----   ----   ----
Net income         0.6%    0.6%   7.2%   8.1%       67.6             11.4
                  =====   =====  =====  =====


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1997

      Net sales. Net sales for the three months ended June 30, 1998 increased 67.4% to $19.4 million from $11.6 million for the comparable period in fiscal 1997. The Company's new line of dietary supplement products contributed net sales of $6.9 million during the third quarter of fiscal 1998, as compared to $0.8 million during the prior year period. Net sales of the Company's tea products increased 16.8% primarily due to the sales of a new line of green tea products, as well as expansion in the Company's international and natural foods distribution channels. These increases were partially offset by a decrease in sales of the Company's iced tea products.

      Gross profit. Gross profit for the three months ended June 30, 1998 increased 95.9% to $12.6 million from $6.4 million for the comparable period in fiscal 1997, primarily due to increased net sales. The Company's gross profit margin increased to 64.8% from 55.4% for the comparable prior year period. The increase in gross margin was primarily due to decreased sales of the Company's iced tea products which have lower margins than the Company's hot tea and dietary supplement products, favorable pricing on key herbs used in the Company's products, the effect of reducing tea bag count from 24 to 20 per package and the impact of greater utilization of the Company's manufacturing facility based on higher sales volume of its tea products.

      Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 1998 increased 110.3% to $10.4 million from $4.9 million for the comparable period in fiscal 1997, and increased as a percentage of net sales to 53.5% from 42.6%. The increase in selling and marketing expenses primarily was due to increased consumer promotion and advertising expenses associated with the Company's dietary supplements product line.

      General and administrative expenses. General and administrative expenses for the three months ended June 30, 1998 increased 61.7%
from the comparable period in fiscal 1997, and decreased as a percentage of net sales to 7.9% from 8.1%. The increase was primarily due to increased personnel costs and legal fees associated with a shareholder's lawsuit (see note 3 of Notes To Unaudited Consolidated Financial Statements).

      Operating income. Operating income for the three months ended June 30, 1998 increased 60.6% to $0.4 million from $0.2 million for the comparable period in fiscal 1997, primarily due to increased net sales and improved gross margin. This increase was partially offset by increased selling and marketing expenses. Operating income as a percentage of net sales remained relatively unchanged from the comparable period in fiscal 1997.

      Interest expense. Interest expense for the three months ended June 30, 1998 increased 52.5% from the comparable period in fiscal 1997, primarily as a result of increased borrowings under the Company's credit facility. Borrowings were needed to fund increased working capital requirements, primarily in the form of accounts receivable and inventory associated with the introduction of the Company's dietary supplements line.

     Income taxes. Income tax expense for the three months ended June 30, 1998 increased 67.4% from the comparable period in fiscal 1997 due to increased pre-tax income.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE NINE MONTHS ENDED
JUNE 30, 1997

      Net  sales. Net sales for the nine months ended June  30,  1998 increased 25.3% to $79.1 million from $63.1 million for the comparable period in fiscal 1997. Net sales growth was primarily the result of increased sales of the Company's dietary supplement products and the introduction of a line of green tea products. The Company's dietary supplement products contributed net sales of $13.6 million for the nine months ended June 30, 1998, as compared to $2.4 million during the prior year period. This increase was partially offset by a decrease in sales of the Company's iced tea products.

      Gross profit. Gross profit for the nine months ended June 30, 1998 increased 27.5% to $51.0 million from $40.0 million for the comparable period in fiscal 1997, primarily due to increased net sales. The Company's gross profit margin increased to 64.4% from 63.4% for the comparable prior year period. The increase in gross margin was primarily due to decreased sales of the Company's iced tea products which have lower margins than the Company's hot tea and dietary supplement products, favorable pricing on key herbs used in the Company's products, and the impact of greater utilization of the Company's manufacturing facility based on higher sales volume of its tea products.

      Selling  and marketing expenses. Selling and marketing expenses for the nine months ended June 30, 1998 increased 31.3% to $35.7 million from $27.2 million for the comparable period in fiscal 1997, and increased as a percentage of net sales to 45.1% from 43.1%. The increase in selling and marketing expenses primarily was due to increased personnel costs and trade and consumer promotion expenses associated with the introduction of the Company's dietary supplements line.

      General and administrative expenses. General and administrative expenses for the nine months ended June 30, 1998 increased 50.8% from the comparable period in fiscal 1997, and increased as a percentage of net sales to 5.8% from 4.9% for the same period of the prior fiscal year. The increase was primarily due to increased personnel costs, legal fees associated with a shareholder's lawsuit (see note 3 of Notes To Unaudited Consolidated Financial Statements) and expenses associated with the support of accounts receivable.

      Operating income. Operating income for the nine months ended June 30, 1998 increased 10.2% to $9.7 million from $8.8 million for the comparable period in fiscal 1997, primarily due to increased net sales. Operating income as a percentage of net sales decreased to 12.2% from 13.9% primarily due to increased selling and marketing expenses.

      Interest expense. Interest expense for the nine months ended June 30, 1998 remained relatively unchanged from the comparable period in fiscal 1997.

      Income taxes. Income tax expense for the nine months ended June 30, 1998 increased 9.1% from the comparable period in fiscal 1997 due to increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Other than funding ongoing operations, the Company's principal uses of funds in the future will be the development of new or existing tea and dietary supplement products, and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under credit facilities. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facilities are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made. If necessary, the Company believes it can increase availability under its credit facilities. On July 23, 1998 the Company signed a commitment letter for a new three-year credit facility, the terms of which are being finalized. It is anticipated that the facility will provide for a $15 million revolving credit line and a $7 million line of credit supporting existing industrial development bonds.

           Cash and cash equivalents decreased $0.8 million for the nine months ended June 30, 1998. Cash used in operating activities was $7.5 million for the nine months ended June 30, 1998. During the current fiscal year, the Company has experienced increased working capital requirements, primarily in the form of accounts receivable and inventory, associated with the introduction of its line of dietary supplement products. The Company's investing activities used cash of $1.4 million for the nine months ended June 30, 1998, while financing activities provided cash of $8.1 million for the nine months ended June 30, 1998.

      The Company incurred capital expenditures of approximately $2.0 million during the nine months ended June 30, 1998, including $1.7 million primarily for factory and computer equipment and $0.3 million for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $2.9 million in fiscal 1998.

YEAR 2000 COMPLIANCE

      The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company, after an inventory of its business systems and business interactions, is currently executing a plan to prepare its systems and business relationships for the Year 2000. Although the exact steps and timing vary depending upon component type, the Company expects to complete its plan of preparation for all components on or around July 1, 1999. In the event there is a delay in the completion of the Year 2000 compliance plan, the Company is in the process of developing a contingency plan which will include some non-computerized backup systems. The ability for the Company to achieve Year 2000 compliance is, however, highly dependent upon compliance of the systems of the Company's customers, suppliers and other third parties with which the Company has business relationships.

     The total cost to the Company of Year 2000 compliance activities has not yet been, and is not anticipated to be, material to its financial position or results of operations in any given year. These costs, and the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Seasonality," "New Product Lines," "Results of Operations," "Liquidity and Capital Resources," and "Year 2000 Compliance" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition and the effect of governmental regulation.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(a) Exhibits
    --------
Exhibit  No.                         Description
------------                         -----------


23.1           - Report of Deloitte & Touche LLP on unaudited consolidated financial statements


(b) Reports on Form 8-K
    -------------------

   There were no reports on Form 8-K for the quarter ended
   June 30, 1998.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                    (Registrant)


     August 7, 1998 By:  /s/  Darrell F. Askey
                         ---------------------
                         Darrell F. Askey

                         Vice President - Finance and Chief Financial
                         Officer
                         (Principal Financial Officer)

                           INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                  Sequentially
Exhibit                                             Numbered
  No.                  Description                    Pages
-------               --------------              -------------
 23.1      - Report of Deloitte & Touche LLP on        16
             unaudited consolidated financial
             statements