Form 10-K
period 1998-09-30
CELESTIAL SEASONINGS INC
filed 1998-12-22
CIK 729176

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
--------------------------------------------------------------------------------

                                   FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended: September 30, 1998
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from    to

                         Commission file number 0-22018

                           CELESTIAL SEASONINGS, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                        84-1097571
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

                               Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant was $205,022,727 as of December 1, 1998.

Number of shares of Common Stock outstanding as of December 1, 1998: 8,325,796

DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Statement to be dated on or about January 15, 1999 - Incorporated into
Part III.

PART I

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

The Company develops high-quality, flavorful, natural products as well as attractive, colorful and thought-provoking packaging. The Company's products include Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Wild Cherry Blackberry, Cinnamon Apple Spice, Red Zinger(R), Raspberry Zinger(R) and Wild Berry Zinger(R) herb teas, a line of green teas, a line of wellness teas and a line of specialty black teas.

The Company's tea business began in the early 1970s. In 1984, the Company was acquired by Kraft, Inc., and in 1988, the Company was acquired in a management buyout. The Company completed its initial public offering of common stock during 1993.

During 1995, the Company entered the dietary supplement market. In 1997, the Company introduced a line of herbal supplements under the Celestial(TM) Herbal Extracts name. The Company developed a more extensive line of dietary supplement products under the Celestial Seasonings(R) brand during 1998.

The Tea Industry

The domestic tea industry consists of a number of general product categories, including herb tea, green tea, specialty black tea, commodity black tea, instant tea and ready-to-drink tea. The Company believes, based on data derived from Information Resources, Inc. reports and the Company's estimates, that annual domestic retail tea sales, excluding ready-to-drink tea, are approximately $1.5 billion.

The Dietary Supplements Industry

The dietary supplements industry consists of three broad categories: vitamins, minerals and herbal supplements. The Company believes, based on data from A. C. Nielsen, Inc. reports and the Company's estimates, that annual domestic retail sales of dietary supplements are approximately $11 billion. Based on these same sources, the total dietary supplements industry growth rate over the past year has been approximately 17%, while the herbal supplements category has experienced a growth rate of approximately 35%.

Products

The Company's tea products contain no artificial preservatives, are made from high-quality, natural ingredients and are generally offered in 20 and 40 count packages sold in grocery, natural foods and other retail stores. Industry sales of herb tea have grown only moderately in recent years, but green tea has doubled over the past year to become a $42 million category. By introducing new teas, such as green and wellness teas, and overall category growth, the Company's sales growth in the beverage segment was approximately 11% during 1998.

The following table sets forth the amounts and percentages of the Company's net sales for each major business segment during the last three years. Changes in net sales are affected by timing of promotional activities, consumer trends and the development and introduction of new products. Historical results may not be indicative of results in future years.

                                  Company Net Sales By Business Segment
                                          Year Ended September 30,
                           ---------------------------------------------------
                                1998               1997              1996
                           ---------------    --------------    --------------
                                          (dollars in thousands)

Beverages                  $ 79,875   78.2%   $72,205   91.4%   $69,016   94.6%

Dietary supplements          18,739   18.3      3,789    4.8      1,917    2.6

Other                         3,583    3.5      3,045    3.8      2,065    2.8
                           --------  -----    -------  -----    -------  -----
Total net sales            $102,197  100.0%   $79,039  100.0%   $72,998  100.0%
                           ========  =====    =======  =====    =======  =====

BEVERAGES

Herb Tea. The Company's herb teas are made from all natural ingredients and are offered in a wide variety of flavors. The Company's top-selling herb tea products include Sleepytime(R), Chamomile, Lemon Zinger(R), Peppermint, Raspberry Zinger(R), Tension Tamer(R), Wild Berry Zinger(R), Country Peach Passion(R), Mandarin Orange Spice(R) and Red Zinger(R).

Green Tea. The company introduced a new line of green teas during 1998. The new line includes Authentic Green Tea, Decaffeinated Green Tea, Emerald Gardens(R) Green Tea, Honey Lemon Ginseng Green Tea, Misty Jasmine(TM) Green Tea and Organic Green Tea.

Wellness Tea. During 1998, the Company developed a line of wellness teas, some of which correspond to its line of dietary supplement products. These products provide the healthful benefits of the Company's dietary supplement line in an alternative format. This product line includes Detox A.M.(TM), Diet Partner(R), Echinacea, Echinacea Cold Season(TM), GingerEase(TM), GinkgoSharp(TM), Ginseng Energy(TM), Heart Health(TM), LaxaTea(TM) and Mood Mender(TM).

Specialty Black Tea. The Company's specialty black teas are made exclusively from natural ingredients. Black tea products include Earl Grey, English Breakfast, Estate Blend(TM), Fast Lane(R), Vanilla Maple, Ceylon Apricot Ginger, Black Raspberry, Morning Thunder(R), Mountain Estate(TM) Decaffeinated Black Tea and Organic Black Tea.

DIETARY SUPPLEMENTS

During 1998, the Company launched a line of herbal supplement products under the Celestial Seasonings(R) brand. The current dietary supplement products include a line of herbal blends and a line of single herb extracts, all of which contain high-quality standardized herbs and extracts. The Company's dietary supplement products include St. John's Wort, Ginseng Energy(TM), Mood Mender(TM), Tension Tamer(R), Sleepytime Extra(R), Ginkgo Biloba, GingkoSharp(R) and Echinacea
Cold Season(TM). Additionally, the Company is currently marketing a line of Celestial Seasonings(R) Ultimate Blend nutritional supplements and Certified Organic Standardized herbal supplements to the natural foods market.

OTHER

Other includes direct retail sales by the Company, royalty income and sales of other miscellaneous products. Direct sales by the Company totaled $3,356,000 in 1998, primarily from its on-site retail store and mail order catalogue. Total royalty income in 1998 was $227,000 primarily from a license agreement with Warner-Lambert Company ("Warner-Lambert") entered into in 1994. Under the agreement, Warner-Lambert manufactures and distributes throat drops under the Celestial Seasonings Soothers(TM) and Herbal Comfort(TM) names. The agreement is for a five-year period and Warner-Lambert has options to renew for one-year periods thereafter.

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

Sales and Distribution

The Company's products are sold in all 50 states and approximately 40 countries. The Company's sales are seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality" included in Part II, Item 7. Net sales include total export sales of $9,672,000, $8,807,000 and $7,579,000 in 1998, 1997 and 1996, respectively.

The major domestic channels of distribution for the Company's products are supermarkets and grocery stores, natural foods markets and mass merchandisers. During 1998, no single customer accounted for more than 10% of total Company sales.

The Company's products are sold by the Company's sales staff and a network of brokers who represent the Company in connection with sales to grocery, natural foods and non-grocery businesses. Brokers represent the Company in presenting marketing and sales programs, supporting retail stores, selling new items, and establishing sales promotions with customers. The Company's policy is to grant its brokers rights to sell the Company's products within a defined territory. All of the Company's brokers also represent other food, beverage and herbal supplement manufacturers.

Marketing

The Company uses a mix of consumer and trade promotions, as well as advertising, to market its products. The Company's advertising and sales promotion expenditures are for national and regional consumer promotion through television advertising, couponing and other trial use programs, with the balance spent on trade advertising and promotion, including slotting fees, cooperative advertising and feature advertising.

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

The Company purchases most of its packaging materials domestically. The Fort James Corporation, a packaging materials supplier, was the largest single supplier in 1998. The ability of the Company to assure continuing production of bagged tea depends upon the continuing access to tea bag paper. The Company currently obtains most of its tea bag paper from a single domestic supplier, which has proven to be a reliable source of quality paper. Alternative sources for tea bag paper have been utilized in the past and are available for future purchases.

Beverage Production. The Company uses more than 100 ingredients in its various tea blends. The Company separates and cleans herbs upon receipt from suppliers at its facilities in Boulder, Colorado. Individual herbs are combined in the Company's blending system, and the blends are taste-tested to ensure flavor consistency. Finally, the Company packages herb blends into finished products. A continuous line of automated equipment deposits the blended herbs in tea bags and packages the tea bags, first in cartons and then in cases. The Company is currently taking steps to increase its production capacity which should provide it with sufficient production capacity for the foreseeable future. The Company believes that its tea bagging lines are among the most automated in the tea industry.

Dietary Supplement Production. The Company's dietary supplement product lines are manufactured by independent co-packers located in the United States. All co-packing locations are inspected by the Company. All lots of finished product are statistically sampled and tested for quality. This testing includes marker compounds, microbiological load and packaging quality. The Company believes that its network of co-packers has sufficient production capacity to meet its future needs.

Trademarks and Copyrights

The Company has trademarks for most of its best-selling brands, including Sleepytime(R), Lemon Zinger(R), Mandarin Orange Spice(R), Red Zinger(R), Wild Berry Zinger(R) and GinkgoSharp(R). The Company has made various federal and international filings with respect to its material trademarks, and intends to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. The Company also copyrights certain of its artwork and package designs. The Company is not aware of any material challenge to the validity of any trademark or copyright material to its business. However, due to the importance of product package design and artwork to the success of its business, the Company intends to take vigorous action to protect against the imitation of its products and packages and to protect its trademarks and copyrights to the extent consistent with business needs.

Competition

The beverage market is large and highly competitive. The tea portion of the beverage market is also highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. The Company currently competes in the specialty tea market segment which consists of herb tea, green tea and specialty black tea. The Company's specialty herb tea products, like other specialty tea products, are priced higher than most commodity black tea products.

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

The market for the Company's dietary supplement products is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. The Company currently competes in the herbal supplement segment of the dietary supplement category. Herbal supplements are presently a high growth market category consisting of several competitors in a broad spectrum of distribution channels. Private label and Rexall Sundown, Inc. dominate the market on a national basis. Direct mail, regional and private label competition is significant.

Employees

As of September 30, 1998, the Company employed 261 full-time employees. Of this number, 80 were in management and sales, 70 were in administrative or clerical positions and 111 were production and service employees. The Company has implemented a number of programs to maintain a high level of employee morale and productivity, and believes its employee relations are satisfactory.

Government Regulation

The production and marketing of the Company's beverages and dietary supplements are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA and the Federal Trade Commission. The Company believes it is currently in compliance with the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which goes into effect in March of 1999. DSHEA defines dietary supplements as a new category of food, separate from conventional food. DSHEA requires specific nutritional labeling requirements for dietary supplements and permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient, or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.

In addition to laws relating to food and dietary supplement products, the Company is subject to various federal, state and local environmental laws and regulations which limit the discharge, storage, handling and disposal of a variety of substances. The Company's operations are also governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Administration Act and applicable state laws. The Company believes it presently complies, in all material respects, with the foregoing laws and regulations and does not anticipate any material capital expenditures in connection with any government regulations.

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

                                    PART II

ITEM 5. - MARKET FOR REGISTRANT'S COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the Nasdaq-Amex Market Group ("Nasdaq-Amex") under the symbol "CTEA." The following table sets forth the high and low sales prices for the Common Stock for the periods indicated as reported by Nasdaq-Amex. On December 1, 1998, the last reported sale price of the Common Stock was $24.63 per share.


                                         High        Low
                                         ----        ---
                1997:

                First Quarter            $12.25      $ 9.50
                Second Quarter           $11.88      $ 9.75
                Third Quarter            $12.50      $ 9.75
                Fourth Quarter           $14.32      $11.38

                1998:

                First Quarter            $16.25      $13.19
                Second Quarter           $20.63      $15.25
                Third Quarter            $28.81      $20.00
                Fourth Quarter           $26.75      $17.38

As of December 1, 1998, there were approximately 304 holders of record of the Company's Common Stock. The Company declared a two-for-one stock split effected in the form of a 100% common stock dividend during September 1998. All sales prices for the Company's Common Stock are adjusted for the stock dividend.

The Company did not pay cash dividends during the last five years. The Company intends to retain earnings to fund the growth of its business and therefore does not anticipate paying any cash dividends on shares of Common Stock in the foreseeable future.

ITEM 6. - SELECTED FINANCIAL DATA

The following data for each of the five fiscal years ended September 30, 1998 is derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

                                                                              Year Ended September 30,
                                                                ----------------------------------------------------
                                                                       (in thousands, except per share amounts)
                                                                  1998       1997       1996       1995       1994
                                                                --------   --------   --------   --------   --------
Summary of Operations:

Net sales                                                       $102,197   $ 79,039   $ 72,998   $ 70,104   $ 65,041
Cost of goods sold                                                36,638     29,606     28,545     27,349     24,322
                                                                --------   --------   --------   --------   --------
Gross profit                                                      65,559     49,433     44,453     42,755     40,719
Operating expenses:
 Selling and marketing                                            46,683     33,915     30,071     27,323     26,306
 General and administrative                                        6,127      4,556      3,899      4,429      3,861
 Amortization of intangibles                                       1,308      1,296      1,493      1,823      2,046
                                                                --------   --------   --------   --------   --------
Operating income                                                  11,441      9,666      8,990      9,180      8,506
Interest expense                                                     631        493        874      1,264      1,345
                                                                --------   --------   --------   --------   --------
Income before income taxes                                        10,810      9,173      8,116      7,916      7,161
Income taxes                                                       4,054      3,509      3,093      2,049        698
                                                                --------   --------   --------   --------   --------
Net income attributable to common stock                         $  6,756   $  5,664   $  5,023   $  5,867   $  6,463
                                                                ========   ========   ========   ========   ========

Net income per common share-basic /1/                           $   0.82   $   0.70   $   0.62   $   0.73   $   0.80
                                                                ========   ========   ========   ========   ========
Net income per common share-assuming dilution /1/               $   0.77   $   0.68   $   0.61   $   0.72   $   0.79
                                                                ========   ========   ========   ========   ========

Weighted average common shares-basic /1/                           8,250      8,107      8,088      8,053      8,040
Weighted average common shares-assuming dilution /1/               8,732      8,281      8,230      8,172      8,211

Balance Sheet Data:

 Working capital                                                $ 23,131   $ 10,588   $  7,882   $  6,239   $  4,624
 Total assets                                                     82,647     58,371     54,903     53,327     51,705
 Long-term debt                                                   10,750      6,073      9,057     12,768     17,432
 Stockholders' equity                                             51,320     43,051     37,217     31,909     25,898

Other Data:

 Earnings before interest, taxes,
  depreciation and amortization (EBITDA)                        $ 14,055   $ 12,098   $ 11,551   $ 11,888   $ 11,280

/1/ During September 1998 the Company declared a two-for-one stock split effected in the form of a 100% common stock dividend. All per share and weighted average common share information has been restated to reflect the stock dividend.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table is derived from the Company's Consolidated Income Statements for the periods indicated and presents (i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.

                                                                                   Period-to-Period
                                          Percentage of Net Sales                 Increase/(Decrease)
                                   -------------------------------------------------------------------------
                                                                               1998                  1997
                                         Year Ended September 30,            Compared              Compared
                                       1998        1997       1996            to 1997               to 1996
                                   -------------------------------------------------------------------------
     Net sales                         100.0 %     100.0 %     100.0 %           29.3 %                 8.3 %
     Cost of goods sold                 35.8        37.5        39.1             23.8                   3.7
                                   -----------------------------------
     Gross profit                       64.2        62.5        60.9             32.6                  11.2
     Selling and marketing              45.7        42.9        41.2             37.6                  12.8
     General and administrative          6.0         5.8         5.3             34.5                  16.9
     Amortization of intangibles         1.3         1.6         2.1              0.9                 (13.2)
                                   -----------------------------------
     Operating income                   11.2        12.2        12.3             18.4                   7.5
     Interest expense                    0.6         0.6         1.2             28.0                 (43.6)
                                   -----------------------------------
     Income before income taxes         10.6        11.6        11.1             17.8                  13.0
     Income taxes                        4.0         4.4         4.2             15.5                  13.4
                                   -----------------------------------
     Net income                          6.6 %       7.2 %       6.9 %           19.3                  12.8
                                   ===================================

Fiscal 1998 Compared to Fiscal 1997

Net sales. Net sales for 1998 increased 29.3% to $102.2 million from $79.0 million in 1997. Net sales growth was primarily the result of increased sales of the Company's dietary supplement products and the introduction of a line of green tea products. The Company's dietary supplement products contributed net sales of $18.7 million for 1998, as compared to $3.8 million in 1997. This increase was partially offset by a decrease in sales of the Company's iced and specialty black tea products.

Gross profit. As a result of the Company's increase in net sales, gross profit for 1998 increased 32.6% to $65.6 million from $49.4 million in 1997. The Company's gross profit margin increased to 64.2% from 62.5%. The increase in gross margin was primarily due to decreased sales of the Company's iced tea products, which have lower margins than the Company's hot tea and dietary supplement products, favorable pricing on key herbs used in the Company's products, and the impact of greater utilization of the Company's manufacturing facility.

Selling and marketing expenses. Selling and marketing expenses for 1998 increased 37.6% to $46.7 million from $33.9 million in 1997, and increased as a percentage of net sales to 45.7% from 42.9%. The increase in selling and marketing expenses primarily was due to increased personnel costs and trade and consumer promotion expenses associated with the introduction of the Company's dietary supplements line.

General and administrative expenses. General and administrative expenses for 1998 increased 34.5% to $6.1 million from $4.6 million in 1997, and increased as a percentage of net sales to 6.0% from 5.8%. The increase was primarily due to increased personnel costs, legal fees associated with a shareholder's lawsuit (see note 6 of Notes to Consolidated Financial Statements) and increased expenses associated with the support of accounts receivable.

Amortization. Amortization expense for 1998 remained relatively unchanged from 1997.

Operating income. Operating income for 1998 increased 18.4% to $11.4 million from $9.7 million in 1997. The increase was primarily due to increased net sales and improved gross profit margins, and was partially offset by increased selling and marketing, and general and administrative expenses. Operating income as a percentage of net sales decreased to 11.2% from 12.2% primarily due to increased selling and marketing expenses.

Interest expense. Interest expense for 1998 increased 28.0% from 1997 primarily as a result of increased borrowings under the Company's credit facility. Borrowings were necessary to fund increased working capital requirements, primarily in the form of accounts receivable and inventory, associated with the introduction of the Company's dietary supplements line.

Income taxes. Income tax expense for 1998 increased 15.5% from 1997 due to increased pretax income.

Net income. Net income for 1998 increased 19.3% to $6.8 million from $5.7 million in 1997. This increase was primarily attributable to increased net sales and improved gross profit margins. Net income as a percentage of net sales decreased to 6.6% from 7.2% primarily due to increased selling and marketing expenses.

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


                                                                         1998 Quarters Ended
                                                       --------------------------------------------------
                                                                    dollars and cases in thousands
                                                       --------------------------------------------------
                                                       Sept. 30       June 30       Mar. 31       Dec. 31
                                                       --------       -------       -------       -------
      Case sales                                          1,120           857         1,611         1,491
      Net sales                                        $ 23,073       $19,395       $32,329       $27,400
      Gross profit                                       14,586        12,573        21,131        17,269
      Operating income                                    1,782           355         5,549         3,755
      Operating margin                                      7.7%          1.8%         17.2%         13.7%
      Net income                                       $  1,053       $   124       $ 3,341       $ 2,238
      Net sales as a percent of annual net sales           22.6%         19.0%         31.6%         26.8%


                                                                         1997 Quarters Ended
                                                       --------------------------------------------------
                                                                    dollars and cases in thousands
                                                       --------------------------------------------------
                                                       Sept. 30       June 30       Mar. 31       Dec. 31
                                                       --------       -------       -------       -------
      Case sales                                            855           656         1,491         1,439
      Net sales                                        $ 15,916       $11,589       $25,861       $25,673
      Gross profit                                        9,439         6,401        16,994        16,599
      Operating income                                      898           221         4,969         3,578
      Operating margin                                      5.6%          1.9%         19.2%         13.9%
      Net income                                       $    545       $    74       $ 3,007       $ 2,038
      Net sales as a percent of annual net sales           20.1%         14.7%         32.7%         32.5%


Quarterly fluctuations in the Company's sales volume and operating results are due to a number of factors, including the timing of trade promotions, advertising and consumer promotions. The impact on sales volume and operating results, due to the timing and extent of these factors, can be significant.

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

On November 2, 1998 the Company entered into a new three year credit facility which includes a revolving credit loan of up to $15,000,000 (the "Revolving Loan"), and a standby letter of credit commitment in the approximate amount of $7,000,000 (the "Letter of Credit Facility") to support outstanding Economic Development Revenue Bonds issued to finance the Company's manufacturing facility. Borrowings under the credit facility currently bear interest at rates ranging from LIBOR plus 0.75% to the Federal Funds Rate plus 1.00%, subject to increases if the Company fails to achieve certain future operating results. The Letter of Credit Facility includes annual financing fees of 0.50%, and loans resulting from a draw under the Letter of Credit Facility bear interest at a rate equal to the interest rate then applicable to the Revolving Loan. The Revolving Loan is due on November 2, 2001 and the Letter of Credit Facility expires on November 2, 2002. The credit facility imposes certain ratio maintenance requirements on the Company, including minimum EBITDA levels, interest coverage, current ratio and net worth, and certain restrictive covenants including limitations on indebtedness, liens, sales of assets, mergers and investments. Future borrowings under the credit facility will provide for working capital and may be used for acquisition financing.

Cash and cash equivalents decreased by $0.3 million in 1998. Cash used in operating activities of the Company was $7.2 million. The Company's investing activities used cash of $3.2 million for 1998, primarily for capital expenditures, including $3.5 million primarily for factory and computer equipment and $0.4 million for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $3.25 million in 1999. Financing activities of the Company provided cash of $10.1 million for 1998.


Year 2000 Compliance

A number of computer programs are written using two digits rather than four to define the applicable year. As a result, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Forward-Looking Statements

The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, certain statements found under the captions "Business," "Results of Operations," "Liquidity and Capital Resources" and "Year 2000 Compliance" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Not applicable.

ITEM 8. - FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Celestial Seasonings, Inc.:

We have audited the accompanying consolidated balance sheets of Celestial Seasonings, Inc. and subsidiaries (the "Company," Note 2) as of September 30, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Celestial Seasonings, Inc. and its subsidiaries at September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Denver, Colorado
November 10, 1998

                           Celestial Seasonings, Inc.
                         Consolidated Income Statements
                    (in thousands, except per share amounts)

                                                         Year Ended September 30,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Net sales                                            $102,197    $ 79,039    $ 72,998

Cost of goods sold                                     36,638      29,606      28,545
                                                     --------    --------    --------
 Gross profit                                          65,559      49,433      44,453

Operating expenses:
 Selling and marketing                                 46,683      33,915      30,071
 General and administrative                             6,127       4,556       3,899
 Amortization of intangibles                            1,308       1,296       1,493
                                                     --------    --------    --------
   Total operating expenses                            54,118      39,767      35,463

Operating income                                       11,441       9,666       8,990

Interest expense                                          631         493         874
                                                     --------    --------    --------

Income before income taxes                             10,810       9,173       8,116

Income taxes                                            4,054       3,509       3,093
                                                     --------    --------    --------

Net income                                           $  6,756    $  5,664    $  5,023
                                                     ========    ========    ========

Earnings per share-basic:
   Net income per common share                       $   0.82    $   0.70    $   0.62
                                                     ========    ========    ========

   Weighted average common shares                       8,250       8,107       8,088
                                                     ========    ========    ========

Earnings per share-assuming dilution:
   Net income per common share                       $   0.77    $   0.68    $   0.61
                                                     ========    ========    ========

   Weighted average common shares                       8,732       8,281       8,230
                                                     ========    ========    ========

          See accompanying notes to consolidated financial statements.

                           Celestial Seasonings, Inc.
                          Consolidated Balance Sheets
                             (dollars in thousands)


                                    ASSETS
                                                                                         September 30,
                                                                             -------------------------------------
                                                                                 1998                     1997
                                                                             ------------             ------------
Current assets:
  Cash and cash equivalents                                                  $      2,533             $      2,829
  Accounts receivable, net of allowance (1998 - $534, 1997 - $165)                 15,156                    7,755
  Inventory                                                                        23,185                    8,410
  Deferred income taxes                                                                93                      200
  Prepaid income taxes                                                                630                        -
  Prepaid expenses                                                                  2,111                      641
                                                                             ------------             ------------
    Total current assets                                                           43,708                   19,835

Property, plant and equipment, net                                                 19,240                   17,085
Intangible assets, net                                                             12,598                   13,236
Goodwill, net                                                                       5,870                    6,150
Deferred income taxes                                                                 217                      263
Other assets                                                                        1,014                    1,802
                                                                             ------------             ------------
Total assets                                                                 $     82,647             $     58,371
                                                                             ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $      8,656             $      4,160
  Accrued liabilities and wages                                                     7,551                    4,584
  Accrued income taxes                                                                  -                       99
  Accrued interest payable                                                             47                       31
  Current portion of long-term debt                                                 4,323                      373
                                                                             ------------             ------------
    Total current liabilities                                                      20,577                    9,247

Long-term debt                                                                     10,750                    6,073

Commitments

Stockholders' equity:
  Preferred stock, $.01 par value - authorized 1,000,000 shares;
    none issued and outstanding                                                         -                        -
  Common stock, $.01 par value - authorized 15,000,000 shares;
    1998-issued 8,322,528 shares, outstanding 8,304,728 shares;
    1997-issued 8,136,982 shares, outstanding 8,119,182 shares                         83                       81
  Capital surplus                                                                  35,011                   33,500
  Retained earnings                                                                16,401                    9,645
  Treasury stock, 17,800 shares of common stock at cost                              (175)                    (175)
                                                                             ------------             ------------
    Total stockholders' equity                                                     51,320                   43,051
                                                                             ------------             ------------
Total liabilities and stockholders' equity                                   $     82,647             $     58,371
                                                                             ============             ============

          See accompanying notes to consolidated financial statements.

                           Celestial Seasonings, Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                              Year Ended September 30,
                                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                      1998         1997         1996
                                                                        ----------   ----------   ----------
Net income                                                              $    6,756   $    5,664   $    5,023
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                              1,306        1,136        1,068
   Amortization of intangibles                                               1,308        1,296        1,493
   Amortization of financing fees                                              194          196          223
   Deferred income taxes                                                       153         (169)         770
 Changes in operating assets and liabilities:
   Accounts receivable                                                      (7,401)         378       (2,835)
   Inventory                                                               (14,775)      (1,602)         913
   Prepaid expenses                                                         (1,470)         248         (229)
   Accounts payable                                                          4,496          406          238
   Accrued liabilities and wages                                             2,967          122         (570)
   Accrued and prepaid income taxes                                           (729)         569       (1,034)
   Accrued interest payable                                                     16          (21)          (2)
                                                                        ----------   ----------   ----------
Net cash (used in) provided by operating activities                         (7,179)       8,223        5,058
                                                                        ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                       (3,461)      (1,362)      (1,294)
 Increase in intangible assets                                                (390)        (738)        (636)
 Decrease (Increase) in other assets                                           594         (708)         121
                                                                        ----------   ----------   ----------
Net cash used in investing activities                                       (3,257)      (2,808)      (1,809)
                                                                        ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuance                                         1,513          250          285
 Acquisition of treasury stock                                                   -          (80)           -
 Increase in long-term debt                                                  9,000        2,285       12,265
 Reduction in long-term debt                                                  (373)      (5,245)     (15,970)
                                                                        ----------   ----------   ----------
Net cash provided by (used in) financing activities                         10,140       (2,790)      (3,420)
                                                                        ----------   ----------   ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (296)       2,625         (171)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,829          204          375
                                                                        ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    2,533   $    2,829   $      204
                                                                        ==========   ==========   ==========

CASH PAID FOR INTEREST                                                  $      420   $      333   $      654
CASH PAID FOR INCOME TAXES                                              $    4,630   $    3,109   $    3,357


          See accompanying notes to consolidated financial statements.

                           Celestial Seasonings, Inc.
                Consolidated Statements of Stockholders' Equity
                             (dollars in thousands)

                                                                             Retained
                                                                             Earnings
                                       Common Stock         Capital        (Accumulated      Treasury Stock       Total
                                  ----------------------                                  --------------------
                                     Shares    Amount       Surplus          Deficit)       Shares    Amount      Equity
                                  ----------  ----------  -----------     --------------  ---------  ---------  ----------
BALANCE, SEPTEMBER 30, 1995        8,082,756  $    80     $  32,966        $    (1,042)     (10,000)  $   (95)   $  31,909
Issuance of common stock              26,188        1           284                                                    285
Net income                                                                       5,023                               5,023
                                  ----------  ----------  -----------     --------------  ---------  ---------  ----------
BALANCE, SEPTEMBER 30, 1996        8,108,944       81        33,250              3,981      (10,000)      (95)      37,217
Issuance of common stock              28,038        -           250                                                    250
Acquisition of treasury stock                                                                (7,800)      (80)         (80)
Net income                                                                       5,664                               5,664
                                  ----------  ----------  -----------     --------------  ---------  ---------  ----------
BALANCE, SEPTEMBER 30, 1997        8,136,982       81        33,500              9,645      (17,800)     (175)      43,051
Issuance of common stock             185,546        2         1,511                                                  1,513
Net income                                                                       6,756                               6,756
                                  ----------  ----------  -----------     --------------  ---------  ---------  ----------
BALANCE, SEPTEMBER 30, 1998        8,322,528  $    83     $  35,011        $    16,401      (17,800)  $  (175)   $  51,320
                                  ==========  ==========  ===========     ==============  =========  =========  ==========

          See accompanying notes to consolidated financial statements.

                           Celestial Seasonings, Inc.
                   Notes to Consolidated Financial Statements

1.  Nature of Operations

Celestial Seasonings, Inc. is the largest manufacturer and marketer of herb teas in the United States, with an estimated 50% share of the herb tea category. The Company developed and popularized the herb tea category in the United States as a flavorful and non-caffeinated alternative to other hot beverages. Currently the Company markets over 50 tea varieties under the Celestial Seasonings(R) brand. Celestial Seasonings tea products are sold in substantially all of the major supermarkets, grocery stores and natural foods markets in the United States. Additionally, the Company markets a line of dietary supplements under the Celestial Seasonings brand. The Company currently markets approximately 30 products in major supermarkets, natural foods markets, drug stores and mass merchandisers in the United States.

2.  Significant Accounting Policies

Basis of presentation. The consolidated financial statements include the accounts of Celestial Seasonings, Inc. and subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The Company declared a two-for-one stock split effected in the form of a 100% common stock dividend during September 1998. All share and per share data has been restated to reflect this dividend. Certain reclassifications have been made to the Company's 1997 and 1996 financial statements to conform to the 1998 classifications. The Company's year ends on the last Saturday of each September. For presentation purposes, however, such year is presented as if it ended on September 30. All references to years refer to the Company's fiscal years.

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

Earnings per share. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares-assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 482,000, 174,000 and 142,000 weighted average shares for 1998, 1997 and 1996, respectively.

Export sales. Net sales include total export sales of $9,672,000, $8,807,000 and $7,579,000 in 1998, 1997 and 1996, respectively.

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

Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred


Amortization of intangible assets is provided on the straight-line method over the following estimated useful lives:

                                                     Years
                                                  ------------
       Goodwill                                     15 to 40
       Trademarks and copyrights                       40
       Grocery shelf space                             40
       Manufacturing process and workforce              7
       Artwork and plates                               3
       Other                                         3 to 8

Accumulated amortization of goodwill was $1,788,000 and $1,508,000 respectively, at September 30, 1998 and 1997.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the recoverability of the net carrying value of property, plant and equipment, intangible assets, and goodwill based upon current and anticipated net income and undiscounted cash flows, and if necessary an impairment is recorded. The Company has recorded no such impairments in 1998, 1997 or 1996.

Research and development costs. Research and development costs are charged to expense when incurred. During the years ended September 30, 1998, 1997 and 1996, amounts expensed for Company-sponsored research and development activities were $1,003,000, $790,000 and $653,000, respectively.

Concentrations of credit risk. Areas which potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk associated with accounts receivable are limited due to the Company's large number of customers and their dispersion across many different geographic areas. As of September 30, 1998, the Company had no significant concentrations of credit risk.

Fair value of financial instruments. Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain of the Company's assets and liabilities. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at September 30, 1998 and 1997 approximate fair value due to their short-term maturities. The carrying value of long-term debt at September 30, 1998 and 1997 also approximates fair value as interest rates are adjusted to current market rates on a monthly basis.

Comprehensive income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

Operating segments. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has adopted SFAS 131 for the year ended September 30, 1998.

The Company has two reportable segments which are segregated by product line: beverages and dietary supplements. The beverages segment manufactures and sells the Company's tea products. The dietary supplements segment manufactures and sells the Company's herbal supplement products. Depreciation and amortization expense for the Company's dietary supplements segment is immaterial. The Company's beverage products are sold in all 50 states and approximately 40 countries, while its dietary supplement products are primarily sold in the United States.

Financial data related to the Company's reportable segments is as follows (in thousands):

                                             Dietary
                               Beverages   Supplements     Other      Total
                               ---------   -----------     -----      -----
    Net sales:
               1998            $  79,875      $ 18,739    $3,583   $102,197
               1997               72,205         3,789     3,045     79,039
               1996               69,016         1,917     2,065     72,998

    Operating income (loss):
               1998               14,927        (3,971)      485     11,441
               1997                9,721          (612)      557      9,666
               1996                9,302          (786)      474      8,990

    Inventory:
               1998                8,674        13,981       530     23,185
               1997                6,513         1,629       268      8,410
               1996                6,056           614       138      6,808

    Total assets:
               1998               60,480        21,637       530     82,647
               1997               54,121         3,982       268     58,371
               1996               51,469         3,296       138     54,903



Effective beginning in 1999, the Company intends to redefine its reportable segments as a line of wellness products and a line of beverage products. The wellness segment will include dietary supplement and related tea products, while the beverage segment will include the Company's core tea products.

3. Detail of Certain Balance Sheet Accounts
   (in thousands)

                                                September 30,
                                            ---------------------
                                              1998         1997
                                            --------     --------
Inventory:
Raw materials & supplies                    $ 10,941     $  4,924
Work in process                                2,047        1,393
Finished goods                                10,406        2,431
                                            --------     --------
                                              23,394        8,748
Less inventory reserves                          209          338
                                            --------     --------
  Total                                     $ 23,185     $  8,410
                                            ========     ========

Property, plant & equipment:
Land                                        $  5,931     $  5,931
Building                                       9,125        8,771
Machinery & equipment                         15,592       12,585
Furniture & fixtures                             414          303
                                            --------     --------
                                              31,062       27,590
Less accumulated depreciation                 11,822       10,505
                                            --------     --------
  Total                                     $ 19,240     $ 17,085
                                            ========     ========

Intangible assets:
Trademarks & copyrights                     $  9,848     $  9,848
Grocery shelf space                            5,700        5,700
Manufacturing process & workforce              4,879        4,879
Artwork & plates                               5,362        4,972
Other                                          1,570        1,570
                                            --------     --------
                                              27,359       26,969
Less accumulated amortization                 14,761       13,733
                                            --------     --------
  Total                                     $ 12,598     $ 13,236
                                            ========     ========

Other assets:
Financing fees                              $  1,830     $  1,830
Less accumulated amortization                  1,234        1,040
                                            --------     --------
                                                 596          790
Long-term note receivable from
   executive officer                               -          898
Other                                            418          114
                                            --------     --------
  Total                                     $  1,014     $  1,802
                                            ========     ========

4. Long-term Debt
Long-term debt consists of the following (in thousands):


                                                        September 30,
                                                   -----------------------
                                                      1998         1997
                                                   ----------   ----------
Revolving Credit Facility payable to banks         $    9,000   $        -
Borrowings related to Economic Development
 Revenue Bonds due in monthly installments
 through November 1, 2009, interest payable
 monthly at variable rates                              6,050        6,350
Other                                                      23           96
                                                   ----------   ----------
                                                       15,073        6,446
Less current portion                                    4,323          373
                                                   ----------   ----------
 Total                                             $   10,750   $    6,073
                                                   ==========   ==========


The Company's 1993 bank credit facility (the "Facility") includes a revolving working capital facility, a reducing revolving facility and a letter of credit facility. The commitment under the revolving working capital facility was $8,000,000, subject to a borrowing base which is based on the Company's accounts receivable and inventory, and expired on July 20, 1998. The commitment under the reducing revolving facility ($9,000,000 outstanding at September 30, 1998) is $9,000,000 at September 30, 1998, with semi-annual reductions of the commitment until final maturity at July 19, 2000. Borrowings under these facilities bear interest at rates ranging from LIBOR plus 1.00% to prime. The commitment under the letter of credit facility is $6,429,000 and was scheduled to expire July 19, 2000, with fees of 1.00% per annum of the total commitment. Borrowings under this facility (none at September 30, 1998) bear interest at the prime rate plus 1.00%.

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

On November 2, 1998, the Company entered into a new bank credit facility and paid off the 1993 Facility. The new credit facility includes a revolving credit loan of up to $15,000,000, which matures in 2002 and a standby letter of credit commitment of approximately $7,000,000. The new facility currently bears interest at rates ranging from LIBOR plus 0.75% to the Federal Funds Rate plus 1.00% and is unsecured.

Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (3.50% at September 30, 1998) and are secured by a letter of credit issued under the Facility. The Bonds mature December 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under the letter of credit. Drawdowns under the letter of credit bear interest at prime plus 1.00%, and are repaid through resale of the Bonds. Any outstanding drawdowns must be repaid on July 19, 2000. The standby letter of credit commitment associated with the new credit facility currently secures the Bonds.

Prior to the termination of the 1993 Facility, the aggregate annual maturities of long-term debt, during the five years subsequent to September 30, 1998 are:
1999 - $4,323,000; 2000 - $5,375,000; 2001 - $400,000; 2002 - $475,000; and 2003
- $500,000.


5. Commitments

The Company leases various office and manufacturing equipment. Total rental expense for the equipment for the years ended September 30, 1998, 1997 and 1996 was $419,000, $397,000 and $367,000, respectively. At September 30, 1998, minimum rental commitments by year under noncancelable operating leases are:
1999 - $417,000; 2000 - $299,000; 2001 - $116,000; and 2002 - $23,000.

6. Legal Proceedings

On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz
v. Celestial Seasonings, Inc. et al., in the United States District Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to the Company, the complaint names as defendants certain of the Company's present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July 12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. The court's order became final on December 11, 1995, after the plaintiff failed to amend the complaint within the time permitted by the district court.

The plaintiff appealed the district court's decision to the United States Court of Appeals for the Tenth Circuit. On September 5, 1997, the court of appeals reversed the decision of the district court. The court of appeals found that the plaintiff's complaint alleged sufficient facts to support his claim. The case has been returned to the district court for further proceedings and has been certified as a class action. Due to the uncertainties inherent in the litigation process, the Company is unable to predict the outcome of this matter.

The Company is also a party to ordinary routine litigation incidental to its business. The Company does not expect any of such incidental litigation to have a material adverse effect on the Company's results of operations or financial condition.

7. Stockholders' Equity

Preferred stock. In July 1993, the Company authorized the issuance of 1,000,000 shares of $0.01 par value Preferred Stock and designated 10,000 shares as a Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement. No shares were outstanding at September 30, 1998.

Stock-based compensation plans. At September 30, 1998, the Company has four stock-based compensation plans. The Company applies APB Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB 25, no compensation expense is recognized for options granted to employees which are at or above market value. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company's pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                           1998               1997               1996
                                                                     -----------------  -----------------  -----------------
Net income                                           As reported           $6,756             $5,664             $5,023
                                                     Pro forma             $5,483             $5,153             $4,896

Net income per common share--basic                   As reported           $ 0.82             $ 0.70             $ 0.62
                                                     Pro forma             $ 0.66             $ 0.64             $ 0.61

Net Income per common share--assuming dilution       As reported           $ 0.77             $ 0.68             $ 0.61
                                                     Pro forma             $ 0.64             $ 0.63             $ 0.60

The amounts reflected in the pro forma disclosure are not indicative of future amounts, as SFAS 123 is applicable only to options granted subsequent to September 30, 1995. The pro forma effect will not be fully reflected until 2000.

Stock option plans. During 1991, the Company adopted an incentive and non-qualified stock option plan that provided for the granting of options to purchase up to 92,224 shares of the Company's common stock to employees. The options generally vested over a four year period and expired ten years from the grant date. No further grants will be made under the plan.

In 1991, the Company granted options to an executive officer to purchase 191,260 shares of the Company's common stock in connection with capital contributions made by the officer and certain other agreements. Such options were immediately vested at the grant date, are exercisable half at $4.13 per share and half at $5.73 per share, and expire in 2031.

During 1993, the Company adopted an incentive and non-qualified stock option plan that provided for the granting of awards for up to 262,000 shares of the Company's common stock. Options granted at the time of the Company's initial public offering in 1993 vested over one year and five year periods. Options granted subsequent to the Company's initial public offering generally vest over a five year period. Options expire ten years from the grant date. During 1995, the Company approved an increase in the number of awards that may be granted to 450,000 shares and in 1998 the Company approved a further increase of up to 1,250,000 shares which may be granted under the plan.

In 1993, the Company granted options to purchase 20,000 shares of the Company's common stock to a director of the Company. The options vested over a three year period and expire ten years from the grant date.

In 1995, the Company adopted a non-qualified stock option plan for non-employee directors. The plan provides for up to 150,000 shares of the Company's common stock for issuance upon exercise of options granted to non-employee directors and in lieu of meeting fees paid to non-employee directors. The options vest over a one year period and expire ten years from the grant date. During 1998, the Company amended this plan to provide each non-employee director an initial grant of an option to purchase 10,000 shares and an annual grant, commencing in 1999, of an option to purchase 4,000 shares. In addition, non-employee directors may elect to receive their annual retainer in shares of common stock rather than cash.

In 1997, the Company granted options to an executive officer to purchase 330,000 shares of the Company's common stock. The options were granted in connection with the officer's employment agreement, vest over a five year period, are exercisable at $10.75 per share and expire ten years from the grant date.

In the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: no estimated dividends for all years; expected volatility of 31 percent for all years; risk-free interest rates of between 5.2 and 6.0 percent, between 6.0 and 6.8 percent and between 5.3 and 6.9 percent; and expected lives of 6 years for all years.

Employee stock purchase plan. Under the Company's Employee Stock Purchase Plan (the "Plan") the Company is authorized to issue up to 52,400 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the market price at the beginning or end of each six month participation period. Approximately 30 percent of eligible employees have participated in the Plan in the last 3 years. Under the Plan, the Company sold 4,740, 5,802 and 5,280 shares to employees in 1998, 1997 and 1996, respectively. In the above pro forma amounts, compensation cost is recognized for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996, respectively: no estimated dividends for all years; expected volatility of 31 percent for all years; risk-free interest rates of 5.5 percent, between 5.3 and 5.7 percent and between 5.2 and 5.5 percent; and an expected life of 6 months for all years. The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 were $4.41, $2.41 and $2.39, respectively.

The following table summarizes the status of the Company's stock option plans as of September 30, 1998, 1997 and 1996, and changes during the years ending on those dates:


                                                 1998                         1997                         1996
                                                 ----                         ----                         ----
                                                     Weighted Avg                  Weighted Avg                 Weighted Avg
                                          Shares     Exercise Price     Shares     Exercise Price    Shares     Exercise Price
                                        ---------    --------------    --------    --------------   --------    --------------
Outstanding at beginning of year          959,580           $  9.14     512,382           $  7.52    561,022          $   7.47
Granted                                   287,876             18.56     497,200             10.75     90,308             10.23
Exercised                                 (98,734)             8.47     (18,018)             8.03    (14,720)             9.48
Forfeited                                 (41,836)            10.81     (31,984)             8.85   (124,228)             9.03
                                        ---------                      --------                     --------
Outstanding at end of year              1,106,886           $ 11.58     959,580           $  9.14    512,382          $   7.52
                                        =========                      ========                     ========

Options exercisable at year-end           437,526           $  7.86     374,392           $  6.88    336,976          $   6.55
Weighted average fair value of options
  granted during the year                 $  7.92                       $  4.85                      $  4.35



The following table summarizes information about stock options outstanding at September 30, 1998:

                           Options Outstanding                                      Options Exercisable
                  ------------------------------------------------               -----------------------------
                    Number        Weighted Avg                                     Number
   Range of       Outstanding      Remaining         Weighted Avg                Exercisable     Weighted Avg
Exercise Prices    at 9/30/98   Contractual Life    Exercise Price               at 9/30/98     Exercise Price
---------------   -----------   ----------------    --------------               -----------    --------------

$ 4.13-$ 7.63         215,288         29.8 years            $ 5.22                   210,087           $  5.16
$ 8.00-$ 9.75          47,174          7.3 years            $ 9.41                    24,336           $  9.37
$10.00-$11.94         556,448          8.1 years            $10.65                   201,930           $ 10.46
$12.19-$15.38          55,900          9.4 years            $14.93                     1,173           $ 12.51
$17.63-$19.63         194,076          9.4 years            $18.80                         -           $     -
$21.19-$23.06          38,000          9.6 years            $22.17                         -           $     -
                  -----------                                                    -----------
$ 4.13-$23.06       1,106,886         12.6 years            $11.58                   437,526           $  7.86
                  ===========                                                    ===========


8. Income Taxes

The components of income taxes are as follows (in thousands):


                                        1998            1997            1996
                                      --------        --------        --------
                Federal:

                 Current              $  3,366        $  3,201        $  2,101

                 Deferred                  133            (150)            663
                                      --------        --------        --------
                                         3,499           3,051           2,764
                                      --------        --------        --------

                State:

                 Current                   535             477             222

                 Deferred                   20             (19)            107
                                      --------        --------        --------
                                           555             458             329
                                      --------        --------        --------

                Total                 $  4,054        $  3,509        $  3,093
                                      ========        ========        ========




The Company's income tax expense in 1998, 1997 and 1996 differed from the federal statutory provision as follows (in thousands):


                                                      1998      1997      1996
                                                    --------  --------  --------
        Income tax at statutory rates               $  3,675  $  3,119  $  2,759

        Increase in deferred tax assets for which

         valuation allowances are provided                 -         -        59

        State income taxes, net of federal benefit       366       302       217

        Other                                             13        88        58
                                                    --------  --------  --------
        Total                                       $  4,054  $  3,509  $  3,093
                                                    ========  ========  ========


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Components of the Company's net deferred tax assets at September 30 were as follows (in thousands):

                                                        1998            1997
                                                      --------        --------
        Current deferred tax assets:

         Accruals                                     $    615        $    253

         Reserves                                          134               4

         Capitalized costs                                  61              39

         Prepayments                                      (717)            (96)
                                                      --------        --------
        Current deferred tax assets, net              $     93        $    200
                                                      ========        ========


        Noncurrent deferred tax assets:

         Amortization                                 $  2,833        $  2,665

         Depreciation                                     (443)           (382)

         Valuation allowance                            (2,173)         (2,020)
                                                      --------        --------
        Noncurrent deferred tax assets, net           $    217        $    263
                                                      ========        ========





At September 30, 1998, the potential future benefits from noncurrent deferred tax assets relating to intangible assets, which are not amortizable for tax purposes, are fully reserved by means of a valuation allowance, due to the uncertainty of their future realization. The net change in the valuation allowance in 1998 was $153,000.

9. Employee Benefit Plans

The Company has a contributory thrift plan covering all employees. Each year, based on the achievement of certain targeted operating results, the Company can contribute to the plan an amount equal to 1% to 2.5% of thriftable wages. Additionally, the Company matches a portion (currently 50%) of participant contributions up to limits provided in the plan. The Company's contributions are funded currently and were $349,000, $334,000 and $323,000 for 1998, 1997 and
1996, respectively.

During 1989, the Company formed an employee stock ownership plan covering all employees. The Company's contributions for 1998, 1997 and 1996 were $90,000, $90,000 and $75,000, respectively. The plan held 53,318 shares of the Company's common stock at September 30, 1998.

10. Related Party Transactions

During 1997, the Company, pursuant to an employment agreement, provided an executive officer with an interest free loan of up to $1,500,000 to be used for the purchase of a home associated with the executive's relocation. The loan was payable upon the earlier of, the sale of executive's former home, or 18 months after the purchase of a new home. The loan was paid in full during 1998.

During 1998, the Company, pursuant to an employment agreement, provided a key employee with an interest free loan of $280,000 associated with the employee's relocation. The loan is payable upon the earlier of the sale of, the employee's former home, or five months. As of September 30, 1998 the balance due from the employee was $280,000 and is included in accounts receivable.

11. Quarterly Financial Data (Unaudited):
    (in thousands, except per share amounts)

                                                          1998 Quarters Ended
                                                -----------------------------------------
                                                Sept. 30    June 30    Mar. 31    Dec. 31
                                                --------    -------    -------    -------
  Case sales                                       1,120        857      1,611      1,491
  Net sales                                      $23,073    $19,395    $32,329    $27,400
  Gross profit                                    14,586     12,573     21,131     17,269
  Operating income                                 1,782        355      5,549      3,755
  Net income                                       1,053        124      3,341      2,238
  Net income per share-basic                     $  0.13    $  0.02    $  0.40    $  0.28
  Net income per share-assuming dilution            0.12       0.01       0.38       0.26
  Net sales as a percent of annual net sales        22.6%      19.0%      31.6%      26.8%


                                                          1997 Quarters Ended
                                                -----------------------------------------
                                                Sept. 30    June 30    Mar. 31    Dec. 31
                                                --------    -------    -------    -------
  Case sales                                         855        656      1,491      1,439
  Net sales                                      $15,916    $11,589    $25,861    $25,673
  Gross profit                                     9,439      6,401     16,994     16,599
  Operating income                                   898        221      4,969      3,578
  Net income                                         545         74      3,007      2,038
  Net income per share-basic                     $  0.07    $  0.01    $  0.37    $  0.25
  Net income per share-assuming dilution            0.07       0.01       0.36       0.25
  Net sales as a percent of annual net sales        20.1%      14.7%      32.7%      32.5%


ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections labeled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" appearing in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11. - EXECUTIVE COMPENSATION

The sections labeled "Compensation of Directors and Executive Officers," "Executive Compensation," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values," "Employment Agreements," "Compensation Committee Report" and "Performance Graph" appearing in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The section labeled "Principal Stockholders" appearing in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section labeled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement in connection with the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV
ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES
AND REPORTS ON FORM 8-K

(a)  1. Index to Financial Statements
                                                                    Page
                                                                    ----
     Independent Auditors' Report                                    14

     Consolidated Income Statements for the years ended
      September 30, 1998, 1997 and 1996                              15

     Consolidated Balance Sheets at September 30, 1998 and 1997      16

     Consolidated Statements of Cash Flows for the years ended
      September 30, 1998, 1997 and 1996                              17

     Consolidated Statements of Stockholders' Equity for the
      years ended September 30, 1998, 1997 and 1996                  18

     Notes to Consolidated Financial Statements                    19-29

     Quarterly Financial Data (Unaudited)                            29

     2. Index to Financial Statement Schedule

     The following schedule is filed as part of this Form 10-K:

     II - Valuation and Qualifying Accounts for the years ended
           September 30, 1998, 1997 and 1996                         36

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

     3. Exhibits
        The following exhibits are filed pursuant to Item 601 of Regulation S-K:

Exhibit          Description
No.
-----------------------------------------------------------------------------------------------------------------
(a)         3.1  Amended and Restated Certificate of Incorporation of Registrant.
            3.2  Bylaws of Registrant.
(a)         4.1  Common Stock certificate.
            4.2  Rights Agreement dated as of July 19, 1993 between Registrant and Harris Trust and Savings Bank, as Rights
                 agent, as amended and restated November 11, 1998.
(a)        10.1  Incentive and Non-Qualified Stock Option Plan of Registrant as Successor to Celestial Holdings, Inc.
                 adopted February 26, 1991.
(f)        10.2  1993 Long-Term Incentive Plan of Registrant adopted June 7, 1993, as amended.
(f)        10.3  1994 Non-Employee Director Compensation Plan adopted August 4, 1994, as amended.
(b)        10.4  Credit Agreement dated as of July 19, 1993, among Registrant and Fleet National Bank as a lender and agent.
(d)        10.5  Amendments 1, 2 and 3 to the Credit Agreement dated as of July 19, 1993, among Registrant and Fleet
                 National Bank as a lender and agent.
(a)        10.6  Loan Agreement dated as of December 1, 1989 between Registrant and Colorado Housing and Finance Authority.
(c)        10.7  Employment Agreement dated February 15, 1994 between Registrant and Marie A. Gambon.
(e)        10.8  Employment Agreement dated June 16, 1997 between Registrant and Stephen B. Hughes.
(e)        10.9  Executive Agreement dated June 16, 1997 between Registrant and Mo Siegel.
(e)       10.10  Stock Option Agreement dated June 16, 1997 between Registrant and Stephen B. Hughes.
(e)       10.11  Option Agreement dated June 13, 1997 between Registrant and Mo Siegel.
          10.12  Employment Agreement dated November 7, 1997 between Registrant and William Atchinson.
          10.13  Employment Agreement dated March 2, 1998 between Registrant and Richard Karl.
          10.14  Credit Agreement dated as of November 2, 1998, among Registrant and KeyBank National Association.
           23.1  Report of Deloitte & Touche LLP on consolidated financial statement schedule.
           23.2  Consent of Deloitte & Touche LLP.
           27.1  Financial Data Schedule.

Exhibits identified above are incorporated by reference as follows:

(a) Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 33-64012, as amended, filed with the Securities and Exchange Commission on June 7, 1993.

(b) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(c) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994.

(d) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996.

(e) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(f) Incorporated by reference to the Registrant's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on January 13, 1998.



(b)   Reports on Form 8-K

      1. Current Report on Form 8-K filed on August 20, 1998, relating to the declaration of a 100% common stock dividend payable on September 25, 1998 to stockholders of record as of September 11, 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended September 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

CELESTIAL SEASONINGS, INC.

By:  /S/ DARRELL F. ASKEY
-------------------------
     Darrell F. Askey
     Vice President - Finance and Chief Financial Officer
Date: December 15, 1998

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K for the year ended September 30, 1998 has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on the date indicated.

Signature                          Title                                 Date
---------                          -----                                 ----

  /S/ MO SIEGEL                    Chairman                              December 15, 1998
---------------------------------
  Mo Siegel

  /S/ STEPHEN B. HUGHES            President,                            December 15, 1998
---------------------------------  Chief Executive Officer and Director
  Stephen B. Hughes

  /S/ RONALD V. DAVIS              Director                              December 15, 1998
---------------------------------
  Ronald V. Davis

  /S/ MARINA HAHN                  Director                              December 15, 1998
---------------------------------
  Marina Hahn

  /S/ JOHN D. HOWARD               Director                              December 15, 1998
---------------------------------
  John D. Howard

  /S/ JAMES P. KELLEY              Director                              December 15, 1998
---------------------------------
  James P. Kelley

  /S/ LEONARD LIEBERMAN            Director                              December 15, 1998
---------------------------------
  Leonard Lieberman

  /S/ GREGG A. OSTRANDER           Director                              December 15, 1998
---------------------------------
  Gregg A. Ostrander

  /S/ DARRELL F. ASKEY             Vice President - Finance              December 15, 1998
---------------------------------  and Chief Financial Officer
  Darrell F. Askey                 (Principal Financial Officer)


  /S/ SANFORD D. GOLDBERG          Controller                            December 15, 1998
---------------------------------  (Principal Accounting Officer)
  Sanford D. Goldberg

                                                                     SCHEDULE II
                           Celestial Seasonings, Inc.
                       Valuation and Qualifying Accounts
                                 (in thousands)



                                                      Balance at         Charged to                       Balance at
             Classification                        Beginning of Year     Expenses       Write-offs       End of Year
             --------------                        -----------------     -------        ----------       -----------
For the year ended September 30, 1996:
 Allowance for doubtful accounts                           $ 71            $ 77           $   -               $148
 Inventory reserves                                         879              68            (716)               231

For the year ended September 30, 1997:
 Allowance for doubtful accounts                            148              17               -                165
 Inventory reserves                                         231             372            (265)               338

For the year ended September 30, 1998:
 Allowance for doubtful accounts                            165             398             (29)               534
 Inventory reserves                                         338             468            (597)               209

                   MANAGEMENT'S STATEMENT OF RESPONSIBILITIES

The accompanying consolidated financial statements of Celestial Seasonings, Inc. and subsidiaries (the "Company") are prepared by the Company's management in conformity with generally accepted accounting principles. Management is responsible for the fairness of the financial statements, which include estimates based on judgment.

The Company maintains accounting and other control systems which management believes provide reasonable assurance that financial records are reliable for the purposes of preparing financial statements, and that assets are properly safeguarded and recorded. Underlying the concept of reasonable assurance is the premise that the cost of control should not be disproportionate to the benefits expected to be derived from control. The Company's internal control system is reviewed by the independent auditors in connection with their audit of the Company's consolidated financial statements.

The Audit Committee of the Board of Directors meets periodically with management and the independent auditors to discuss the annual audit, internal control and financial reporting matters. The independent auditors have direct access to the Audit Committee.

Stephen B. Hughes
President and Chief Executive Officer


Darrell F. Askey
Vice President-Finance and Chief Financial Officer