Form 10-Q
period 1998-12-31
CELESTIAL SEASONINGS INC
filed 1999-02-08
CIK 729176

                         UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q

     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

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

                     Yes [X]          No [ ]

As  of  January 29, 1999 the Registrant had 8,312,384  shares  of
Common  Stock, $0.01 Par Value, outstanding. This report on  Form
10-Q contains 16 pages.

                    CELESTIAL  SEASONINGS,  INC.

                                INDEX

PART I - FINANCIAL INFORMATION
------------------------------
                                               PAGE(S)
                                               -------
   ITEM 1. FINANCIAL STATEMENTS

           Unaudited consolidated income             3
           statements

           Unaudited consolidated balance            4
           sheets

           Unaudited consolidated statements of      5
           cash flows

           Notes to unaudited consolidated          6-8
           financial statements

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS    9-12
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS



PART II - OTHER INFORMATION
---------------------------

   ITEM 1.  LEGAL PROCEEDINGS                       13


   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K        13

   SIGNATURES                                       14

                     CELESTIAL SEASONINGS, INC.
                   CONSOLIDATED INCOME STATEMENTS
              (in thousands, except per share amounts)
                             (unaudited)


                                                   Three Months Ended
                                                      December 31,
                                                   -------------------
                                                    1998      1997
                                                   -------   -------
Case volume                                          1,896     1,491

Net sales                                          $37,662   $27,400
Cost of goods sold                                  14,003    10,131
                                                   -------   -------
     Gross profit                                   23,659    17,269

Operating expenses:
     Selling and marketing                          17,244    11,619
     General and administrative                      1,694     1,575
     Amortization of intangibles                       311       320
                                                   -------   -------
          Total operating expenses                  19,249    13,514

Operating income                                     4,410     3,755
Interest expense                                       242       116
                                                   -------   -------
Income before income taxes                           4,168     3,639
Income taxes                                         1,563     1,401
                                                   -------   -------
Net income                                         $ 2,605   $ 2,238
                                                   =======   =======
Earnings per share-basic:
     Net income per common share                   $  0.31   $  0.28
                                                   =======   =======
     Weighted average common shares                  8,307     8,124
                                                   =======   =======
Earnings per share-assuming dilution:
     Net income per common share                   $  0.30   $  0.26
                                                   =======   =======
     Weighted average common shares                  8,771     8,500
                                                   =======   =======

   See accompanying notes to unaudited consolidated financial statements.

                    CELESTIAL  SEASONINGS,  INC.
                    CONSOLIDATED  BALANCE  SHEETS
                           (in thousands)
                             (unaudited)

                               ASSETS

                                             December 31,    September 30,
                                                1998             1998
                                             ------------    -------------
Current assets:
  Cash and cash equivalents                   $     768         $   2,533
  Accounts receivable, net of allowance
    (Dec. - $756 Sept. - $534)                   19,144            15,156
  Inventory                                      19,204            23,185
  Deferred income taxes                             268                93
  Prepaid income taxes                               -                630
  Prepaid expenses                                3,598             2,111
                                             ----------         ----------
     Total current assets                        42,982            43,708

Property, plant and equipment, net               18,806            19,240
Intangible assets, net                           12,383            12,598
Goodwill, net                                     5,800             5,870
Deferred income taxes                               191               217
Other assets                                      1,027             1,014
                                             ----------         ----------
Total assets                                  $  81,189         $  82,647
                                             ==========         ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $   7,095         $   8,656
  Accrued liabilities and wages                   6,966             7,551
  Accrued income taxes                            1,078                -
  Accrued interest payable                           79                47
  Current portion of long-term debt                 300             4,323
                                             ----------         ----------
     Total current liabilities                   15,518            20,577

Long-term debt                                   11,675            10,750

Commitments

Stockholders' equity:
  Common stock, $.01 par value -
   authorized 15,000,000 shares;
    Dec. - issued 8,325,896 shares,
     outstanding 8,308,096 shares;
    Sept. - issued 8,322,528 shares,
     outstanding 8,304,728 shares                    83               83
  Capital surplus                                35,082           35,011
  Retained earnings                              19,006           16,401
  Treasury stock, 17,800 shares of
   common stock at cost                            (175)            (175)
                                              ----------        ---------
     Total stockholders' equity                  53,996           51,320
                                              ----------        ---------
Total liabilities and stockholders' equity    $  81,189        $  82,647
                                              ==========        =========

   See accompanying notes to unaudited consolidated financial statements.

                    CELESTIAL SEASONINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)
                          (unaudited)


                                                       Three Months Ended
                                                          December 31,
                                                       -------------------
                                                        1998        1997
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  2,605   $  2,238
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                            430        324
    Amortization of intangibles                             311        320
    Amortization of financing fees                           52         49
    Deferred income taxes                                  (149)       (17)
    Gain on sale of asset                                  (100)         -
  Changes in operating assets and liabilities:
    Accounts receivable                                  (3,988)    (3,133)
    Inventory                                             3,981     (1,304)
    Prepaid expenses                                     (1,487)       256
    Accounts payable                                     (1,561)       756
    Accrued liabilities and wages                          (585)     1,298
    Accrued income taxes                                  1,708      1,256
    Accrued interest payable                                 32          -
                                                       --------    --------
Net cash provided by operating activities                 1,249      2,043
                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of asset                               148          -
  Capital expenditures                                      (44)       (18)
  Increase in intangible assets                             (26)       (73)
  Increase in other assets                                  (65)       (14)
                                                       --------    --------
Net cash provided by (used in) investing activities          13       (105)
                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                        71        115
  Increase in long-term debt                                  -          -
  Reduction in long-term debt                            (3,098)       (88)
                                                       --------    --------
Net cash (used in) provided by financing activities      (3,027)        27
                                                       --------    --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (1,765)     1,965

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          2,533      2,829
                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    768   $  4,794
                                                       ========   ========
CASH PAID FOR INTEREST                                 $    160   $     61
CASH PAID FOR INCOME TAXES                             $      4   $    162

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

      Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1999. The Company believes that this Quarterly Report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended December 31, 1998 and 1997 covered thereby.

      Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 464,000 and 376,000 weighted average shares for the quarters ended December 31, 1998 and 1997, respectively.

      Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
No.  130  ("SFAS  130"), "Reporting Comprehensive Income."  SFAS  130
requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

      Operating Segments - In fiscal 1999, the Company redefined its reportable segments as wellness products and beverage products. The wellness segment includes the Company's dietary supplements in capsule form along with related wellness teas. The beverage segment contains the Company's herb, green, specialty black, organic and chai teas. The Company believes that its current forms of advertising are designed to develop an overall brand awareness. Therefore, advertising is treated as a corporate expense, not directly attributable  to  any  one  segment.  Should  the Company  alter  its approach to advertising, this treatment could change in the future. Trade and consumer promotion expenses for specific product lines are charged directly to operating segments.



                                    Three months ended
                                       December 31,
                                    ------------------
                                      1998      1997
                                    --------  --------
Net sales:
     Beverages                      $ 29,816  $ 25,524
     Wellness                          7,846     1,876
                                    --------  --------
           Total net sales          $ 37,662  $ 27,400
                                    ========  ========
Operating income:
     Beverages                      $ 10,385  $  6,595
     Wellness                            576      (330)
                                    --------  --------
                                      10,961     6,265
     Corporate advertising expense    (4,546)     (615)
     General and administrative       (1,694)   (1,575)
     Amortization of intangibles        (311)     (320)
                                    --------  --------
            Total operating income     4,410     3,755
Interest expense                         242       116
                                    --------  --------
Income before income taxes          $  4,168  $  3,639
                                    ========  ========
                                 December 31, September 30,
                                     1998        1998
                                    --------  --------
Assets:
     Beverages                      $ 59,708  $ 55,894
     Wellness                         15,870    20,341
     Corporate                         5,611     6,412
                                    --------  --------
            Total assets            $ 81,189  $ 82,647
                                    ========  ========

2.   DETAIL OF INVENTORY ACCOUNTS

                                 December 31,        September 30,
                                    1998                 1998
                                 ------------        ------------
Raw materials and supplies         $ 11,822            $ 10,941
Work in process                       1,518               2,047
Finished goods                        6,118              10,406
                                   --------            --------
                                     19,458              23,394
Less inventory reserves                 254                 209
                                   --------            --------
Total                              $ 19,204            $ 23,185
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

                                 Quarter Ended
                -------------------------------------------------------
                Fiscal 1999                 Fiscal 1998
                ----------- -------------------------------------------
                  Dec. 31     Sept. 30   June 30   Mar. 31   Dec. 31
                  -------     --------  --------  --------  --------
                                (in thousands)
Case sales          1,896        1,120       857     1,611     1,491
Net sales         $37,662      $23,073   $19,395   $32,329   $27,400
Gross profit       23,659       14,586    12,573    21,131    17,269
Operating income    4,410        1,782       355     5,549     3,755
Operating margin     11.7%         7.7%      1.8%     17.2%     13.7%
Net income        $ 2,605      $ 1,053   $   124   $ 3,341   $ 2,238
Percent of fiscal
  year net sales      N/A         22.6%     19.0%     31.6%     26.8%


     Quarterly fluctuations in sales volume and operating results are due to a number of factors, including the timing of trade promotions, advertising and consumer promotions. Due to the timing and extent of these factors the impact on sales volume and operating results can be significant.

RESULTS OF OPERATIONS

      The following table is derived from the Company's unaudited consolidated income statements for the periods indicated and presents
(i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.


                                                         Period-to-Period
                           Percentage of Net Sales      Increase/(Decrease)
                           -----------------------      -------------------
                             Three Months Ended         Three Months Ended
                                December 31,               December 31,
                             ------------------         ------------------
                              1998        1997            1998 to 1997
                             ------      ------           ------------
Net sales                    100.0%      100.0%               37.5%
Cost of goods sold            37.2        37.0                38.2
                             -----       -----
Gross profit                  62.8        63.0                37.0
Selling and marketing         45.8        42.4                48.4
General and administrative     4.5         5.7                 7.6
Amortization of intangibles    0.8         1.2                (2.8)
                             -----       -----
Operating income              11.7        13.7                17.4
Interest expense               0.6         0.4               108.6
                             -----       -----
Income before income taxes    11.1        13.3                14.5
Income taxes                   4.2         5.1                11.6
                             -----       -----
Net income                     6.9%        8.2%               16.4%
                             =====       =====

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS
ENDED DECEMBER 31, 1997

      Net sales. Net sales for the three months ended December 31, 1998 increased 37.5% to $37.7 million from $27.4 million for the comparable period in fiscal 1998. Net sales growth was primarily the result of increased sales of the Company's wellness, herb tea and green tea products. This increase was partially offset by a decrease in sales of the Company's specialty black tea products. The Company's wellness products contributed net sales of approximately $7.9 million during the first quarter of fiscal 1999, as compared to $1.9 million for the comparable period in 1998. Net sales of the Company's beverage products increased 17.0% to $29.8 million from $25.5 million for the comparable period in fiscal 1998.

      Gross profit. Gross profit for the three months ended December 31, 1998 increased 37.0% to $23.7 million from $17.3 million for the comparable period in fiscal 1998. The Company's gross profit margin as a percent of net sales remained relatively unchanged from 1998. The Company experienced increased margins in its beverage segment due to increased sales of its higher margin green tea products and decreased sales of its lower margin specialty black tea products. The increase was offset by the effect of increased sales of dietary supplements which have lower margins than most of the Company's tea products.

      Selling and marketing expenses. Selling and marketing expenses for the three months ended December 31, 1998 increased 48.4% to $17.2 million from $11.6 million for the comparable period in fiscal 1998, and increased as a percentage of net sales to 45.8% from 42.4%. The increase in selling and marketing expenses was primarily due to increased advertising expenses associated with building the Company's brand awareness and increased trade promotion expenses associated with the ongoing development of its wellness products.

      General and administrative expenses. General and administrative expenses for the three months ended December 31, 1998 increased 7.6% from the comparable period in fiscal 1998, and decreased as a percentage of net sales to 4.5% from 5.7%. The increase was primarily due to increased expenses associated with the support of accounts receivable and increased personnel costs. These increases were partially offset by the recognition of a gain associated with the sale of an asset and the effect of larger acquisition expenses during the comparable period in fiscal 1998.

       Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for the three months ended December 31, 1998, remained relatively unchanged from the comparable period in fiscal 1998.

      Operating income. Operating income for the three months ended December 31, 1998, increased 17.4% to $4.4 million from $3.8 million for the comparable period in fiscal 1998, primarily due to increased net sales. Operating income as a percentage of net sales decreased to 11.7% from 13.7%, primarily due to increased selling and marketing expenses.

      Interest expense. Interest expense for the three months ended December 31, 1998 increased 108.6% from the comparable period in fiscal 1998 primarily as a result of increased borrowings under the Company's credit facility in support of accounts receivable and inventories.

      Income taxes. Income tax expense for the three months ended December 31, 1998 increased 11.6% from the comparable period in fiscal 1998 due to increased pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Other than funding ongoing operations, the Company's principal uses of funds in the future will be the development of new or existing beverage and wellness products and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under credit facilities. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facilities are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made.

      Cash and cash equivalents decreased $1.8 million for the three months ended December 31, 1998. Cash provided by operating activities was $1.2 million for the three months ended December 31, 1998. The Company's cash flow associated with investing activities was immaterial, while financing activities used cash of $3.0 million for the three months ended December 31, 1998.

      The Company incurred capital expenditures of approximately $70,000 during the three months ended December 31, 1998, including $44,000 for factory and computer equipment and $26,000 for the design and development of new packaging artwork. The Company currently anticipates making capital expenditures of approximately $3.6 million in fiscal 1999.

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

FORWARD LOOKING STATEMENTS

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Year 2000 Compliance" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(a)  Exhibits
     --------
Exhibit No.                       Description
-----------                       -----------
 23.1        - Report of Deloitte & Touche LLP on unaudited consolidated financial statements


(b) Reports on Form 8-K
    -------------------
     There were no reports on Form 8-K for the quarter ended December
     31, 1998.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                    (Registrant)


     February 5, 1999    By:   /s/ Darrell F. Askey
                               --------------------
                               Darrell F. Askey

                               Vice President - Finance and Chief Financial
                               Officer
                               (Principal Financial Officer)

                          INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                        Sequentially
Exhibit                                                   Numbered
  No.                  Description                          Pages
-------                -----------                      ------------
  23.1          - Report of Deloitte & Touche LLP on
                  unaudited consolidated financial
                  statements                                  16