Form 10-Q
period 1999-03-31
CELESTIAL SEASONINGS INC
filed 1999-05-10
CIK 729176

UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q

     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999

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

                     Yes [X]          No [ ]

As  of  April  30,  1999 the Registrant had 8,318,283  shares  of
Common  Stock, $0.01 Par Value, outstanding. This report on  Form
10-Q contains 17 pages.

                    CELESTIAL  SEASONINGS,  INC.

                                INDEX

PART I - FINANCIAL INFORMATION
------------------------------


                                                PAGE(S)
                                                -------
  ITEM 1. FINANCIAL STATEMENTS

        Unaudited consolidated income              3
        statements

        Unaudited consolidated balance sheets      4

        Unaudited consolidated statements of       5
        cash flows

        Notes to unaudited consolidated           6-8
        financial statements

  ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS   9-13
        OF FINANCTIAL CONDITION AND RESULTS OF
        OPERATIONS

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                      14

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF     14
           SECURITY HOLDERS

  ITEM 5.  OTHER INFORMATION                      14

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K       14

  SIGNATURES                                      15

                     CELESTIAL SEASONINGS, INC.
                   CONSOLIDATED INCOME STATEMENTS
              (in thousands, except per share amounts)
                             (unaudited)

                                   Three Months Ended        Six Months Ended
                                       March 31,                 March 31,
                                   ------------------        ----------------
                                     1999      1998           1999      1998
                                     ----      ----           ----      ----
Case volume                          1,733     1,611          3,629     3,102

Net sales                          $31,576   $32,329        $69,238   $59,729
Cost of goods sold                  10,332    11,198         24,335    21,329
                                   -------   -------        -------   -------
      Gross profit                  21,244    21,131         44,903    38,400

Operating expenses:
      Selling and marketing         15,288    13,723         32,532    25,342
      General and administrative     1,284     1,516          2,978     3,091
      Amortization of intangibles      305       343            616       663
                                   -------   -------        -------   -------
         Total operating expenses   16,877    15,582         36,126    29,096

Operating income                     4,367     5,549          8,777     9,304
Interest expense                       186       116            428       232
                                   -------   -------        -------   -------
Income before income taxes           4,181     5,433          8,349     9,072
Income taxes                         1,568     2,092          3,131     3,493
                                   -------   -------        -------   -------
Net income                         $ 2,613   $ 3,341        $ 5,218   $ 5,579
                                   =======   =======        =======   =======
Earnings per share-basic:
      Net income per common share  $  0.31   $  0.40        $  0.63   $  0.68
                                   =======   =======        =======   =======
      Weighted average common shares 8,313     8,256          8,310     8,206
                                   =======   =======        =======   =======
Earnings per share-assuming dilution:
      Net income per common share  $  0.29   $  0.38        $  0.59   $  0.65
                                   =======   =======        =======   =======
      Weighted average common shares 9,003     8,692          8,902     8,615
                                   =======   =======        =======   =======

     See accompanying notes to unaudited consolidated financial statements.

                     CELESTIAL  SEASONINGS,  INC.
                    CONSOLIDATED  BALANCE  SHEETS
                       (dollars in thousands)
                             (unaudited)

                               ASSETS

                                               March 31,      September 30,
                                                 1999             1998
                                               --------       ------------

Current assets:
  Cash and cash equivalents                    $    276         $  2,533
  Accounts receivable, net of allowance
    (Mar. - $549 Sept. - $534)                   16,569           15,156
  Inventory                                      19,256           23,185
  Deferred income taxes                             451               93
  Prepaid income taxes                               80              630
  Prepaid expenses                                2,576            2,111
                                               --------         --------
     Total current assets                        39,208           43,708

Property, plant and equipment, net               19,119           19,240
Intangible assets, net                           12,207           12,598
Goodwill, net                                     5,730            5,870
Deferred income taxes                               175              217
Other assets                                        930            1,014
                                               --------         --------
Total assets                                   $ 77,369         $ 82,647
                                               ========         ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $  4,649         $  8,656
  Accrued liabilities and wages                   6,643            7,551
  Accrued interest payable                           71               47
  Current portion of long-term debt                 300            4,323
                                               --------         --------
     Total current liabilities                   11,663           20,577

Long-term debt                                    8,900           10,750

Commitments

Stockholders' equity:
  Common stock, $.01 par value -
   authorized 15,000,000 shares;
    Mar. - issued 8,336,083 shares,
     outstanding 8,318,283 shares;
    Sept. - issued 8,322,528 shares,
     outstanding 8,304,728 shares                    83               83
  Capital surplus                                35,279           35,011
  Retained earnings                              21,619           16,401
  Treasury stock, 17,800 shares of
   common stock at cost                            (175)            (175)
                                               --------         --------
     Total stockholders' equity                  56,806           51,320
                                               --------         --------
Total liabilities and stockholders' equity     $ 77,369         $ 82,647
                                               ========         ========

     See accompanying notes to unaudited consolidated financial statements.

                     CELESTIAL SEASONINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)

                                                          Six Months Ended
                                                             March 31,
                                                          ----------------
                                                           1999      1998
                                                          -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $ 5,218  $ 5,579
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                              848      643
    Amortization of intangibles                               616      663
    Amortization of financing fees                            105       97
    Deferred income taxes                                    (316)    (316)
    Gain on sale of asset                                    (100)       -
  Changes in operating assets and liabilities:
    Accounts receivable                                    (1,413)  (8,165)
    Inventory                                               3,929   (7,241)
    Prepaid income taxes                                      550        -
    Prepaid expenses                                         (465)    (572)
    Accounts payable                                       (4,007)   5,135
    Accrued liabilities and wages                            (908)   2,250
    Accrued income taxes                                        -    1,388
    Accrued interest payable                                   24       (1)
                                                          -------  -------
Net cash provided by (used in) operating activities         4,081     (540)
                                                          -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of asset                                 148        -
  Capital expenditures                                       (775)    (597)
  Increase in intangible assets                               (85)    (171)
  Increase in other assets                                    (21)       -
                                                          -------  -------
Net cash used in investing activities                        (733)    (768)
                                                          -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                         268      948
  Increase in long-term debt                                2,800        -
  Reduction in long-term debt                              (8,673)    (169)
                                                          -------  -------
Net cash (used in) provided by financing activities        (5,605)     779
                                                          -------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (2,257)    (529)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            2,533    2,829
                                                          -------  -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   276  $ 2,300
                                                          =======  =======
CASH PAID FOR INTEREST                                    $   300  $   117
CASH PAID FOR INCOME TAXES                                $ 2,897  $ 2,421

  See accompanying notes to unaudited consolidated financial statements

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

      Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1999. The Company believes that this Quarterly Report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 1999 and 1998 covered thereby.

      Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 690,000 and 436,000 weighted average shares for the three months ended March 31, 1999 and 1998, respectively, and an additional 592,000 and 409,000 weighted average shares for the six months ended March 31, 1999 and 1998 respectively.

      Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
No.  130  ("SFAS  130"), "Reporting Comprehensive Income."  SFAS  130
requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

      Operating Segments - Commencing with fiscal 1999, the Company redefined its reportable segments as wellness products and beverage products. The wellness segment includes the Company's dietary supplements in capsule form along with related wellness teas. The beverage segment contains the Company's herb, green, specialty black, organic and chai teas. The Company believes that its current forms of advertising are designed to develop an overall brand awareness. Therefore, advertising is treated as a corporate expense, not directly attributable to any one segment. Trade and consumer promotion expenses for specific product lines are charged directly to operating segments.


                                Three months ended       Six months ended
                                    March 31,                March 31,
                                ------------------       ----------------
                                 1999       1998          1999      1998
                                -------   -------        -------  -------
Net sales:
     Beverages                  $26,820   $25,166        $56,636  $50,690
     Wellness                     4,756     7,163         12,602    9,039
                                -------   -------        -------  -------
         Total net sales        $31,576   $32,329        $69,238  $59,729

Operating income:
     Beverages                  $ 8,021   $ 8,191        $18,407  $14,786
     Wellness                      (112)    1,747            464    1,417
                                -------   -------        -------  -------
                                  7,909     9,938         18,871   16,203
     Corporate advertising
       expense                   (1,953)   (2,530)        (6,500)  (3,145)
     General and administrative  (1,284)   (1,516)        (2,978)  (3,091)
     Amortization of intangibles   (305)     (343)          (616)    (663)
                                -------   -------        -------  -------
       Total operating income     4,367     5,549          8,777    9,304
Interest expense                    186       116            428      232
                                -------   -------        -------  -------
Income before income taxes      $ 4,181   $ 5,433        $ 8,349  $ 9,072
                                =======   =======        =======  =======
                                 March 31,      September 30,
                                   1999             1998
                                 --------       ------------
Assets:
     Beverages                    $59,335          $55,894
     Wellness                      13,663           20,341
     Corporate                      4,371            6,412
                                  -------          -------
            Total assets          $77,369          $82,647
                                  =======          =======

2.   DETAIL OF INVENTORY ACCOUNTS

                             March 31,      September 30,
                               1999             1998
                             --------       ------------
Raw materials and supplies    $11,537          $10,941
Work in process                 1,131            2,047
Finished goods                  7,026           10,406
                              -------          -------
                               19,694           23,394
Less inventory reserves           438              209
                              -------          -------
Total                         $19,256          $23,185
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

     On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. On September 5, 1997, however, the court of appeals reversed the decision of the district court and returned the case to the district court for further proceedings. The case has been certified as a class action. Due to the uncertainties inherent in the litigation process, the Company is unable to predict the outcome of this matter.

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

                                       Quarter Ended
                  --------------------------------------------------------------
                   Fiscal 1999                       Fiscal 1998
                  -----------------  -------------------------------------------
                  Mar. 31  Dec. 31     Sept. 30   June 30   Mar. 31   Dec. 31
                  -------  -------     --------   -------   -------   -------
                                (in thousands)
Case sales          1,733    1,896        1,120       857     1,611     1,491
Net sales         $31,576  $37,662      $23,073   $19,395   $32,329   $27,400
Gross profit       21,244   23,659       14,586    12,573    21,131    17,269
Operating income    4,367    4,410        1,782       355     5,549     3,755
Operating margin     13.8%    11.7%         7.7%      1.8%     17.2%     13.7%
Net income        $ 2,613  $ 2,605      $ 1,053   $   124   $ 3,341   $ 2,238
Percent of fiscal
  year net sales      N/A      N/A         22.6%     19.0%     31.6%     26.8%


     Quarterly fluctuations in sales volume and operating results are due to a number of factors, including the timing of trade promotions, advertising, consumer promotions, production requirements and inventory adjustments by customers. Due to the timing and extent of these factors the impact on sales volume and operating results can be significant.

RESULTS OF OPERATIONS

      The following table is derived from the Company's unaudited consolidated income statements for the periods indicated and presents
(i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.

                                                        Period-to-Period
                        Percentage of Net Sales Percentage Increase/(Decrease)
                        ----------------------- ------------------------------
                       Three Months   Six Months   Three Months  Six Months
                          Ended         Ended         Ended        Ended
                        March  31,    March 31,     March  31,   March 31,
                       ------------  -----------   ------------  -----------
                       1999    1998  1999   1998   1999 to 1998  1999 to 1998
                       -----  -----  -----  -----  ------------  ------------
Net sales              100.0% 100.0% 100.0% 100.0%    (2.3)%        15.9%
Cost of goods sold      32.7   34.6   35.2   35.7     (7.7)         14.1
                       -----  -----  -----  -----
Gross profit            67.3   65.4   64.8   64.3      0.5          16.9
Selling and marketing   48.4   42.5   47.0   42.4     11.4          28.4
General and
  administrative         4.1    4.7    4.3    5.2    (15.3)         (3.7)
Amortization of
  intangibles            1.0    1.0    0.9    1.1    (11.1)         (7.1)
                       -----  -----  -----  -----
Operating income        13.8   17.2   12.6   15.6    (21.3)         (5.7)
Interest expense         0.6    0.4    0.6    0.4     60.3          84.5
                       -----  -----  -----  -----
Income before income
  taxes                 13.2   16.8   12.0   15.2    (23.0)         (8.0)
Income taxes             4.9    6.5    4.5    5.9    (25.0)        (10.4)
                       -----  -----  -----  -----
Net income               8.3%  10.3%   7.5%   9.3%   (21.8)%        (6.5)%
                       =====  =====  =====  =====

                             PAGE 9

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

      Net sales. Net sales for the three months ended March 31, 1999 decreased 2.3% to $31.6 million from $32.3 million for the comparable period in fiscal 1998. The net sales decline was primarily the result of a 33.6% decrease in sales of the Company's wellness products to $4.8 million during the second quarter of fiscal 1999 from $7.2 million for the comparable period in 1998. A general softness in dietary supplements and 1998's inventory build up contributed to the decline. While the wellness capsules experienced a significant sales decrease, an increase in the Company's wellness teas partially offset this decline. In addition, a significant number of late orders for the Company's tea products were not shipped prior to the conclusion of the three months ended March 31, 1999 due to transition issues related to a new leased warehouse and production shortages of certain tea products. These issues are being addressed by the Company through the completion of the transition to its new warehouse, and the installation of a new production line which is anticipated to be completed during the fall of 1999. This new line is expected to increase production capacity by approximately 18%. The net sales decrease was partially offset by a 6.6% increase in sales of the Company's beverage products to $26.8 million from $25.1 million for the comparable period in 1998. The increase was primarily attributable to increased sales of the Company's green tea products.

      Gross profit. Gross profit for the three months ended March 31, 1999 was essentially unchanged from the comparable period in fiscal 1998. The Company's gross profit margin as a percent of net sales increased to 67.3% from 65.4% for the comparable prior year period. The Company experienced increased margins in its beverage segment due to increased sales of its higher margin green tea products and decreased sales of its lower margin specialty black tea products. This increase was partially offset by the effect of lower margins realized on the Company's wellness products. Lower margins from its wellness products are expected to continue for the next few quarters as the Company transitions its customers to a new 60-count line of capsules from the existing 30-count line. The Company believes this new line will represent a better value to the consumer and hopes to implement production improvements that will permit gross margins to recover to that of previous levels for capsule products.

      Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 1999 increased 11.4% to $15.3 million from $13.7 million for the comparable period in fiscal 1998, and increased as a percentage of net sales to 48.4% from 42.5%. The increase in selling and marketing expenses was primarily due to increased trade promotion expenses associated with the ongoing development of its wellness products and increased consumer promotion expenses associated with the Company's beverage products. The increase was partially offset by a decrease in advertising expenses.

      General and administrative expenses. General and administrative expenses for the three months ended March 31, 1999 decreased 15.3% from the comparable period in fiscal 1998, and decreased as a percentage of net sales to 4.0% from 4.7%. The decrease was primarily due to decreased expenses associated with the support of accounts receivable.

      Operating income. Operating income for the three months ended March 31, 1999, decreased 21.3% to $4.4 million from $5.5 million for the comparable period in fiscal 1998 and as a percentage of net sales decreased to 13.9% from 17.2%, primarily due to matters discussed in Net sales coupled with increased selling and marketing expenses.

      Interest expense. Interest expense for the three months ended March 31, 1999 increased 60.3% from the comparable period in fiscal 1998 primarily as a result of increased borrowings under the Company's credit facility in support of inventories of its wellness capsule products and accounts receivable.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1998

      Net  sales. Net sales for the six months ended March  31,  1999 increased 15.9% to $69.2 million from $59.7 million for the comparable period in fiscal 1998. Net sales growth was primarily the result of increased sales of the Company's green tea and wellness tea products. This increase was partially offset by a decrease in sales of the Company's specialty black tea products. The Company's wellness products contributed net sales of approximately $12.6 million during the first half 1999, as compared to $9.0 million for the comparable period in 1998. Net sales of the Company's beverage products increased 11.7% to $ 56.6 million from $50.7 million for the comparable period in fiscal 1998.

      Gross profit. Gross profit for the six months ended March 31, 1999 increased 16.9% to $44.9 million from $38.4 million for the comparable period in fiscal 1998. The Company's gross profit margin as a percent of net sales remained relatively unchanged from 1998. The Company experienced increased margins in its beverage segment due to increased sales of its higher margin green tea products and decreased sales of its lower margin specialty black tea products. The increase was partially offset by the effect of lower margins realized on sales of the Company's wellness products.

      Selling and marketing expenses. Selling and marketing expenses for the six months ended March 31, 1999 increased 28.4% to $32.5 million from $25.3 million for the comparable period in fiscal 1998, and increased as a percentage of net sales to 47.0% from 42.4%. The increase in selling and marketing expenses was primarily due to increased advertising expenses associated with the building the Company's brand awareness, increased trade promotion expenses associated with ongoing development of its wellness products and increased consumer promotion expenses associated with the Company's beverage products.

      General and administrative expenses. General and administrative expenses for the six months ended March 31, 1999 decreased 3.7% from the comparable period in fiscal 1998, and decreased as a percentage of net sales to 4.3% from 5.2%. The decrease was primarily due to the recognition of a gain associated with the sale of an asset and decreased expenses associated with the support of accounts receivable.

      Operating income. Operating income for the six months ended March 31, 1999, decreased 5.7% to $8.8 million from $9.3 million for the comparable period in fiscal 1998, and as a percentage of net sales decreased to 12.6% from 15.6%, primarily due to increased selling and marketing expenses.

      Interest expense. Interest expense for the six months ended March 31, 1999 increased 84.5% from the comparable period in fiscal 1998 primarily as a result of increased borrowings under the Company's credit facility in support of inventories of its wellness capsule products and accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Other than funding ongoing operations, the Company's principal uses of funds in the future are expected to be the development of new or existing beverage and wellness products and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under credit facilities. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facilities are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made.

      Cash and cash equivalents decreased $2.2 million for the six months ended March 31, 1999. Cash provided by operating activities was $4.1 million for the six months ended March 31, 1999. The
Company's investing activities used cash of $0.7 million and financing activities used cash of $5.6 million for the six months ended March 31, 1999.

      The Company incurred capital expenditures of approximately $860,000 during the six months ended March 31, 1999, including $775,000 for factory and computer equipment and $85,000 for the design and development of new packaging artwork. The Company currently anticipates making additional capital expenditures of approximately $4.9 million during the remainder of fiscal 1999.

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

     The Company, after an inventory of its business systems and business interactions, is currently executing a plan to prepare its systems and business relationships for the Year 2000. The major internal components of the Company's systems are Year 2000 compliant, the Company expects to complete its plan of preparation for other peripheral components on or around July 1, 1999. In the event there is a delay in the completion of the Year 2000 compliance plan, the Company has developed a contingency plan which will include non-computerized backup systems. The ability of the Company to achieve Year 2000 compliance is, however, highly dependent upon compliance of the systems of the Company's customers, suppliers and other third parties with which the Company has business relationships.

     The total cost to the Company of Year 2000 compliance activities has not yet been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. These costs, and the date on which the Company plans to complete the Year 2000 modification and testing processes, are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

FORWARD LOOKING STATEMENTS

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Year 2000 Compliance" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, inventory levels maintained by customers, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on February 11, 1999. The following matters were submitted to a vote of the stockholders:

(a) Election of directors - Three Class II directors were elected to serve until the 2002 annual meeting of stockholders and until their successors are elected.

                     Total Votes For       Total Votes Withheld
                     ---------------       --------------------
Ronald V. Davis         7,487,513                 46,965
John D. Howard          7,486,685                 47,793
Gregg A. Ostrander      7,486,805                 47,671

Incumbent Class III directors with terms expiring in 2000 are Mo Seigel and James P. Kelly. Incumbent Class I directors with terms expiring in 2001 are Marina Hahn, Stephen B. Hughes and Leonard Lieberman.

(b) Appointment of independent auditors - The proposal to ratify the appointment of Deloitte & Touche LLP as the Company's certified public accountants for the fiscal year ending September 30, 1999 was approved by a vote of 7,498,667 shares in favor, 28,950 shares against, and 6,862 shares abstaining.

ITEM 5.  OTHER INFORMATION

Stockholders who would like to submit proposals to be voted on at the Company's 2000 annual meeting must submit the proposals to the Company by certain deadline dates. If the stockholder would like to have the proposals included in the Company's proxy statement, the proposals must be submitted by September 17, 1999. If the stockholder does not want their proposals included in the Company's proxy statement but still wants to raise the proposals at the 2000 annual meeting, the proposal must be submitted between November 5, 1999 and December 1, 1999. Under SEC rules, proxies solicited by the Company's management will confer discretionary voting authority on proposals that are not received by December 1, 1999. The Company's bylaws require that specific information be provided to the Company if a stockholder wants to submit proposals or nominate directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------
Exhibit No.                       Description
-----------                       -----------
 23.1           - Report   of   Deloitte  &  Touche  LLP   on   unaudited
                  consolidated financial statements


(b) Reports on Form 8-K
    -------------------
     There were no reports on Form 8-K for the quarter ended March
     31, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                    (Registrant)


     May 7, 1999    By: /s/ Darrell F. Askey
                        --------------------
                         Darrell F. Askey

                         Vice President - Finance and Chief Financial
                         Officer
                         (Principal Financial Officer)

                          INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                  Sequentially
Exhibit No.               Description            Numbered Pages
-----------               -----------            --------------
 23.1       - Report of Deloitte & Touche LLP on
              unaudited consolidated financial
              statements                               17