Form 10-Q
period 1999-06-30
CELESTIAL SEASONINGS INC
filed 1999-08-10
CIK 729176

UNITED  STATES
              SECURITIES  AND  EXCHANGE  COMMISSION
                     Washington, D.C.  20549

                           FORM  10-Q

     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

                     Yes [X]          No [ ]

As of July 30, 1999 the Registrant had 8,326,809 shares of Common
Stock, $0.01 Par Value, outstanding. This report on Form 10-Q contains 17 pages.

                    CELESTIAL  SEASONINGS,  INC.

                                INDEX

PART I - FINANCIAL INFORMATION
------------------------------
                                                PAGE(S)

ITEM 1. FINANCIAL STATEMENTS

        Unaudited consolidated income              3
        statements

        Unaudited consolidated balance sheets      4

        Unaudited consolidated statements of       5
        cash flows

        Notes to unaudited consolidated           6-8
        financial statements

ITEM 2. MANAGEMANT'S DISCUSSION AND ANALYSIS     9-13
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS                        14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K         14

SIGNATURES                                        15

                     CELESTIAL SEASONINGS, INC.
                   CONSOLIDATED INCOME STATEMENTS
              (in thousands, except per share amounts)
                             (unaudited)

                                    Three Months Ended  Nine Months Ended
                                         June 30,           June 30,
                                    ------------------  -----------------
                                      1999      1998      1999      1998
                                    --------  --------  --------  -------
Case volume                            1,229       857     4,858    3,959

Net sales                            $20,737   $19,395   $89,975  $79,124
Cost of goods sold                     8,032     6,822    32,367   28,151
                                     -------   -------   -------  -------
      Gross profit                    12,705    12,573    57,608   50,973

Operating expenses:
      Selling and marketing            8,899    10,371    41,431   35,713
      General and administrative       1,459     1,528     4,437    4,619
      Amortization of intangibles        293       319       909      982
                                     -------   -------   -------  -------
          Total operating expenses    10,651    12,218    46,777   41,314

Operating income                       2,054       355    10,831    9,659
Interest expense                         131       154       559      386
                                     -------   -------   -------  -------
Income before income taxes             1,923       201    10,272    9,273
Income taxes                             721        77     3,852    3,570
                                     -------   -------   -------  -------
Net income                           $ 1,202   $   124   $ 6,420  $ 5,703
                                     =======   =======   =======  =======
Earnings per share-basic:
     Net income per common share     $  0.14   $  0.01   $  0.77  $  0.69
                                     =======   =======   =======  =======
     Weighted average common shares    8,322     8,285     8,314    8,233
                                     =======   =======   =======  =======
Earnings per share-assuming dilution:
     Net income per common share     $  0.14   $  0.01   $  0.72  $  0.65
                                     =======   =======   =======  =======
     Weighted average common shares    8,753     8,898     8,858    8,730
                                     =======   =======   =======  =======

     See accompanying notes to unaudited consolidated financial statements.

                    CELESTIAL  SEASONINGS,  INC.
                    CONSOLIDATED  BALANCE  SHEETS
                       (dollars in thousands)
                             (unaudited)

                               ASSETS

                                             June 30,       September 30,
                                               1999             1998
                                             --------       ------------
Current assets:
  Cash and cash equivalents                  $   202           $ 2,533
  Accounts receivable, net of allowance
    (June - $659 Sept. - $534)                12,383            15,156
  Inventory                                   17,282            23,185
  Deferred income taxes                          101                93
  Prepaid income taxes                           440               630
  Prepaid expenses                             2,270             2,111
                                             -------           -------
        Total current assets                  32,678            43,708

Property, plant and equipment, net            20,341            19,240
Intangible assets, net                        12,084            12,598
Goodwill, net                                  5,660             5,870
Deferred income taxes                            174               217
Other assets                                   3,826             1,014
                                             -------           -------
Total assets                                 $74,763           $82,647
                                             =======           =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $ 4,521           $ 8,656
  Accrued liabilities and wages                4,382             7,551
  Accrued interest payable                        28                47
  Current portion of long-term debt              350             4,323
                                             -------           -------
      Total current liabilities                9,281            20,577

Long-term debt                                 7,390            10,750

Commitments

Stockholders' equity:
  Common stock, $.01 par value -
   authorized 15,000,000 shares;
   June - issued 8,340,220 shares,
   outstanding 8,322,420 shares;
   Sept. - issued 8,322,528 shares,
   outstanding 8,304,728 shares                   83                83
  Capital surplus                             35,363            35,011
  Retained earnings                           22,821            16,401
  Treasury stock, 17,800 shares of
   common stock at cost                         (175)             (175)
                                             -------           -------
      Total stockholders' equity              58,092            51,320
                                             -------           -------
Total liabilities and stockholders' equity   $74,763           $82,647
                                             =======           =======

     See accompanying notes to unaudited consolidated financial statements.

                     CELESTIAL SEASONINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                             (unaudited)

                                                       Nine Months Ended
                                                            June 30,
                                                       -----------------
                                                        1999      1998
                                                       -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 6,420   $ 5,703
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation                                         1,270       960
    Amortization of intangibles                            909       982
    Amortization of financing fees                         158       146
    Deferred income taxes                                   35      (334)
    Gain on sale of asset                                 (100)        -
  Changes in operating assets and liabilities:
    Accounts receivable                                  2,773    (4,785)
    Inventory                                            5,903   (15,272)
    Prepaid income taxes                                   190         -
    Prepaid expenses                                      (159)     (405)
    Accounts payable                                    (4,135)    3,397
    Accrued liabilities and wages                       (3,169)    1,736
    Accrued income taxes                                     -       355
    Accrued interest payable                               (19)       36
                                                       -------   -------
Net cash provided by (used in) operating activities     10,076    (7,481)
                                                       -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of asset                              148         -
  Capital expenditures                                  (2,419)   (1,720)
  Increase in intangible assets                           (185)     (300)
  (Increase) decrease in other assets                   (2,970)      575
                                                       -------   -------
Net cash used in investing activities                   (5,426)   (1,445)
                                                       -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                      352     1,153
  Increase in long-term debt                             7,035     7,250
  Reduction in long-term debt                          (14,368)     (258)
                                                       -------   -------
Net cash (used in) provided by financing activities     (6,981)    8,145
                                                       -------   -------
NET DECREASE IN CASH AND CASH EQUIVALENTS               (2,331)     (781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         2,533     2,829
                                                       -------   -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   202   $ 2,048
                                                       =======   =======
CASH PAID FOR INTEREST                                 $   422   $   179
CASH PAID FOR INCOME TAXES                             $ 3,627   $ 3,549

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

      Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 1999. The Company believes that this Quarterly Report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended June 30, 1999 and 1998 covered thereby.

      Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 431,000 and 613,000 weighted average shares for the three months ended June 30, 1999 and 1998, respectively, and an additional 544,000 and 497,000 weighted average shares for the nine months ended June 30, 1999 and 1998 respectively.

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

                               Three months ended      Nine months ended
                                    June 30,               June 30,
                               ------------------      -----------------
                                 1999      1998          1999      1998
                               -------   -------       -------   -------
Net sales:
     Beverages                 $17,003   $11,644       $73,639   $62,334
     Wellness                    3,734     7,751        16,336    16,790
                               -------   -------       -------   -------
          Total net sales      $20,737   $19,395       $89,975   $79,124
                               =======   =======       =======   =======
Operating income (loss):
     Beverages                 $ 4,001   $ 2,976       $22,408   $17,763
     Wellness                      (86)    1,246           378     2,662
                               -------   -------       -------   -------
                                 3,915     4,222        22,786    20,425
     Corporate advertising
       expense                    (109)   (2,020)       (6,609)   (5,165)
     General and administrative (1,459)   (1,528)       (4,437)   (4,619)
     Amortization of intangibles  (293)     (319)         (909)     (982)
                               -------   -------       -------   -------
       Total operating income    2,054       355        10,831     9,659
Interest expense                   131       154           559       386
                               -------   -------       -------   -------
Income before income taxes     $ 1,923   $   201       $10,272   $ 9,273
                               =======   =======       =======   =======
                                  June 30,       September 30,
                                    1999             1998
                                  --------        -----------
Assets:
     Beverages                     $57,388           $55,894
     Wellness                       13,336            20,341
     Corporate                       4,039             6,412
                                   -------           -------
            Total assets           $74,763           $82,647
                                   =======           =======

                                    PAGE 7

2.   DETAIL OF INVENTORY ACCOUNTS

                                June 30,       September 30,
                                  1999            1998
                                -------         -----------
Raw materials and supplies      $ 9,860           $10,941
Work in process                   1,774             2,047
Finished goods                    5,915            10,406
                                -------           -------
                                 17,549            23,394
Less inventory reserves             267               209
                                -------           -------
Total                           $17,282           $23,185
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

                                Quarter Ended
             ------------------------------------------------------------------
                 Fiscal 1999                          Fiscal 1998
             ---------------------------- ------------------------------------
              June 30  Mar. 31  Dec. 31   Sept. 30  June 30  Mar. 31  Dec. 31
              -------  -------  -------   --------  -------  -------  -------
                                   (in thousands)
Case volume      1,229    1,733    1,896      1,120      857    1,611    1,491
Net sales      $20,737  $31,576  $37,662    $23,073  $19,395  $32,329  $27,400
Gross profit    12,705   21,244   23,659     14,586   12,573   21,131   17,269
Operating income 2,054    4,367    4,410      1,782      355    5,549    3,755
Operating margin   9.9%    13.8%    11.7%       7.7%     1.8%    17.2%    13.7%
Net income     $ 1,202  $ 2,613  $ 2,605    $ 1,053  $   124  $ 3,341  $ 2,238
Percent of fiscal
 year net sales   N/A      N/A      N/A        22.6%    19.0%    31.6%    26.8%

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

                                                     Period-to-Period
                       Percentage of Net Sales  Percentage Increase/(Decrease)
                       -----------------------  -----------------------------
                      Three Months Nine Months  Three Months   Nine Months
                         Ended       Ended         Ended          Ended
                        June 30,    June 30,      June 30,       June 30,
                      -----------  ----------   -----------    -----------
                      1999   1998   1999  1998   1999 to 1998   1999 to 1998
                      ----   ----   ----  ----   ------------   ------------
Net sales            100.0% 100.0% 100.0% 100.0%     6.9%           13.7%
Cost of goods sold    38.7   35.2   36.0   35.6     17.7            15.0
                     -----  -----  -----  -----
Gross profit          61.3   64.8   64.0   64.4      1.0            13.0
Total operating
  expenses            51.4   63.0   52.0   52.2    (12.8)           13.2
                     -----  -----  -----  -----
Operating income       9.9    1.8   12.0   12.2    478.6            12.1
Interest expense       0.6    0.8    0.6    0.5    (14.9)           44.8
                     -----  -----  -----  -----
Income before income
  taxes                9.3    1.0   11.4   11.7    856.7            10.8
Income taxes           3.5    0.4    4.3    4.5    836.4             7.9
                     -----  -----  -----  -----
Net income             5.8%   0.6%   7.1%   7.2%   869.4%           12.6%
                     =====  =====  =====  =====

                               PAGE 9

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1998

      Net sales. Net sales for the three months ended June 30, 1999 increased 6.9% to $20.7 million from $19.4 million for the comparable period in fiscal 1998. The net sales increase was the result of increased sales of the Company's beverage products to $17.0 million during the third quarter of fiscal 1999 from $11.6 million for the comparable period in 1998. A large portion of the increased sales represents shipments of the Company's hot herb and green tea products which were delayed from the second quarter of fiscal 1999 to the third quarter due to warehouse transition issues. Warehouse transition issues experienced during the prior quarter were resolved during the quarter ended June 30, 1999. The increase in beverage product sales was partially offset by a 51.8% decrease in sales of the Company's wellness products to $3.7 million from $7.8 million for the comparable prior year period. A general softness in the dietary supplements category this year and initial sales to retailers last year to establish stocking levels contributed to the decline. The Company is currently transitioning from a 30-count to a 60-count dietary supplements line. The new 60-count line has a reduced number of products and new, more cost effective formulations. The Company believes that the 60-count line will put it in a more competitive position in the dietary supplements market. Discounts offered on the 30-count inventory in addition to decreased sales volume of the Company's dietary supplements products contributed to the sales decline. An increase in sales of the Company's wellness tea products partially offset this decline.

      Gross profit. Gross profit for the three months ended June 30, 1999 increased 1.0% to $12.7 million from $12.6 million for the comparable period in fiscal 1998. The Company's gross profit margin as a percent of net sales decreased to 61.3% from 64.8% for the comparable prior year period. The Company experienced decreased margins in its wellness segment due to discounts offered on dietary supplement products. Lower margins from its wellness products are expected to continue for the next few quarters as the Company transitions its customers to the new 60-count line of capsules from the existing 30-count line. The Company is implementing production improvements that it believes will permit gross margins to recover to that of previous levels for capsule products.

      Operating expenses. Total operating expenses for the three months ended June 30, 1999 decreased 12.8% to $10.7 million from $12.2 million for the comparable period in fiscal 1998, and decreased as a percentage of net sales to 51.4% from 63.0%. The decrease in operating expenses was primarily due to decreased advertising expenses, mostly resulting from differences in timing versus fiscal 1998. During fiscal 1999 most of the Company's annual advertising budget was utilized during the first half of the year. Consumer promotion expenses also experienced a significant decrease for the third quarter of fiscal 1999 from the comparable period in fiscal 1998, primarily due to fiscal 1998 expenses associated with promoting the Company's dietary supplement products. These decreases were partially offset by increased trade promotion expenses for the Company's beverage products.

       Operating income. Operating income for the three months ended June 30, 1999, increased 478.6% to $2.1 million from $0.4 million for the comparable period in fiscal 1998 and as a percentage of net sales increased to 9.9% from 1.8%, primarily due to decreased operating expenses.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE NINE MONTHS ENDED
JUNE 30, 1998

      Net  sales. Net sales for the nine months ended June  30,  1999 increased 13.7% to $90.0 million from $79.1 million for the comparable period in fiscal 1998. Net sales of the Company's beverage products increased 18.1% to $73.7 million from $62.3 million for the comparable period in fiscal 1998. Net sales growth of beverage products was primarily the result of increased sales of the Company's herb and green tea products. The Company's wellness products contributed net sales of approximately $16.3 million during the nine months ended June 30, 1999, as compared to $16.8 million for the comparable period in 1998, a decrease of 2.7%.

      Gross profit. Gross profit for the nine months ended June 30, 1999 increased 13.0% to $57.6 million from $51.0 million for the comparable period in fiscal 1998. The Company's gross profit margin as a percent of net sales remained relatively unchanged from 1998. The Company experienced increased margins in its beverage segment due to increased sales of its higher margin green tea products and decreased sales of its lower margin specialty black tea products. The increase was partially offset by the effect of lower margins realized on sales of the Company's dietary supplement products.

     Operating expenses. Total operating expenses for the nine months ended June 30, 1999 increased 13.2% to $46.8 million from $41.3 million for the comparable period in fiscal 1998, and as a percentage of net sales remained relatively unchanged. The increase in operating expenses was primarily due to increased trade promotion expenses associated with ongoing development of the Company's wellness products and increased advertising expenses associated with building its brand awareness.

      Operating income. Operating income for the nine months ended June 30, 1999, increased 12.1% to $10.8 million from $9.7 million for the comparable period in fiscal 1998, and as a percentage of net sales remained relatively unchanged. The increase is primarily due to increased sales and gross profit and was partially offset by increased operating expenses.

      Interest expense. Interest expense for the nine months ended June 30, 1999 increased 44.8% from the comparable period in fiscal 1998 primarily as a result of increased borrowings under the Company's credit facility in support of inventories of its wellness capsule products and accounts receivable.

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

      Cash and cash equivalents decreased $2.3 million for the nine months ended June 30, 1999. Cash provided by operating activities was $10.1 million for the nine months ended June 30, 1999. The Company's investing activities used cash of $5.4 million and financing activities used cash of $7.0 million for the nine months ended June 30, 1999.

     The Company incurred capital expenditures of approximately $2.6 million during the nine months ended June 30, 1999, including $2.4 million for factory and computer equipment and $0.2 million for the design and development of new packaging artwork. The Company currently anticipates making additional capital expenditures of approximately $3.0 million during the remainder of fiscal 1999, primarily for the installation of a new production line at the Company's existing facility.

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

     The Company, after an inventory of its business systems and business interactions, has executed a plan to prepare its systems and business relationships for the Year 2000. The Company believes all internal components of its systems are Year 2000 compliant. The Company has developed a contingency plan which includes non-computerized backup systems and will remain in effect until the year 2000.

     The ability of the Company to achieve Year 2000 compliance is, however, highly dependent upon compliance of the systems of the Company's customers, suppliers and other third parties with which the Company has business relationships. Through communication with key supply chain partners the Company believes that most, if not all, are Year 2000 compliant.

     The total cost to the Company of Year 2000 compliance activities has not yet been, and is not anticipated to be, material to the Company's financial position or results of operations in any given year. These costs, and the Company's achievement of Year 2000 compliance, are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

FORWARD LOOKING STATEMENTS

      The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Year 2000 Compliance" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, inventory levels maintained by customers, costs and availability of raw materials and management information systems, manufacturing processes, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------
The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------
(a)  Exhibits
     --------
Exhibit No.                       Description
----------                        -----------
 23.1        - Report   of   Deloitte  &  Touche  LLP   on   unaudited
               consolidated financial statements


(b) Reports on Form 8-K
    -------------------
     There were no reports on Form 8-K for the quarter ended June 30, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CELESTIAL SEASONINGS, INC.
                    (Registrant)


     August 6, 1999 By:  /s/ Darrell F. Askey
                        ---------------------
                         Darrell F. Askey
                         Vice President - Finance and Chief Financial
                         Officer
                         (Principal Financial Officer)

                         INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                       Sequentially
Exhibit No.                Description                Numbered Pages
-----------                -----------                --------------
  23.1          - Report of Deloitte & Touche LLP on
                  unaudited consolidated financial          17
                  statements