Form 10-K
period 1999-09-30
CELESTIAL SEASONINGS INC
filed 1999-12-22
CIK 729176

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended: September 30, 1999

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from      to

                        Commission file number 0-22018

                               ----------------
                          CELESTIAL SEASONINGS, INC.
            (Exact name of Registrant as specified in its charter)

              Delaware                               84-1097571
   (State or other jurisdiction of
    incorporation or organization)      (I.R.S. Employer Identification No.)

                 4600 Sleepytime Drive, Boulder CO 80301-3292
                   (Address of principal executive offices)

                                (303) 530-5300
             (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.01 PAR VALUE PER SHARE
      RIGHTS TO PURCHASE JUNIOR PARTICIPATING PREFERRED STOCK, SERIES A,
                           PAR VALUE $.01 PER SHARE
                             (Title of Each Class)

                               ----------------
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The approximate aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant was $176,645,983 as of December 1, 1999.

   Number of shares of Common Stock outstanding as of December 1, 1999:
8,361,940

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Proxy Statement to be dated on or about January 15, 2000--Incorporated into
Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1.--BUSINESS

   General

   Celestial Seasonings, Inc. (the "Company") is the largest manufacturer and marketer of herb teas in the United States, with an estimated 50% share of the herb tea category. The Company developed and popularized the herb tea category in the United States as a flavorful and non-caffeinated alternative to other hot beverages. Currently the Company markets over 60 tea varieties under the Celestial Seasonings(R) brand. Celestial Seasonings' products are sold in substantially all of the major supermarkets, grocery stores and natural foods markets in the United States.

   The Company develops high-quality, flavorful, natural products as well as attractive, colorful and thought-provoking packaging. The Company's products include Sleepytime(R), Lemon Zinger(R), Peppermint, Chamomile, Mandarin Orange Spice(R), Wild Cherry Blackberry, Cinnamon Apple Spice, Red Zinger(R), Raspberry Zinger(R), Tension Tamer(R), Country Peach Passion(R) and Wild Berry Zinger(R) herb teas, a line of green teas, a line of wellness teas, a line of organic teas, and a line of specialty black teas.

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

   The Tea Industry

   The domestic tea industry consists of a number of general product categories, including herb tea, green tea, wellness tea, specialty black tea, commodity black tea, instant tea and ready-to-drink tea. The Company believes, based on data derived from Information Resources, Inc. and the Company's estimates, that annual domestic retail tea sales, excluding ready-to-drink tea, are approximately $1.5 billion.

   The Dietary Supplements Industry

   The dietary supplements industry consists of three broad categories: vitamins, minerals and herbal supplements. The Company believes, based on data from Information Resources, Inc. and the Company's estimates, that annual domestic retail sales of dietary supplements are approximately $11 billion. Sales in the dietary supplements industry have been flat over the past year, while the herbal supplements category has experienced a slight decline in sales.

   Products

   The Company's tea products contain no artificial preservatives, are made from high-quality, natural ingredients and are generally offered in 20 and 40 count packages sold in grocery, natural foods and other retail stores. Industry sales of herb tea have grown only moderately in recent years, but green tea has grown 70% over the past year to become a $70 million category. Additionally, wellness teas have emerged as a high growth specialty tea category in 1999 with sales up 27% over the past year and sales volume reaching $22 million. By introducing new teas, such as green and wellness teas, and overall category growth, the Company's sales growth in the beverage segment was approximately 28% during 1999.

   The following table sets forth the amounts and percentages of the Company's net sales for each major business segment during the last three years. Changes in net sales are affected by timing of promotional activities, consumer trends and the development and introduction of new products. Historical results may not be indicative of results in future years.

                     Company Net Sales By Business Segment

                                          Year Ended September 30,
                                 ----------------------------------------------
                                      1999             1998           1997
                                 ---------------  --------------  -------------
                                           (dollars in thousands)
Beverages....................... $102,336   89.0% $ 79,875  78.2% $72,205  91.4%
Dietary supplements.............    9,152*   8.0    18,739  18.3    3,789   4.8
Other...........................    3,461    3.0     3,583   3.5    3,045   3.8
                                 --------  -----  -------- -----  ------- -----
Total net sales.................  114,949  100.0% $102,197 100.0% $79,039 100.0%
                                           =====  ======== =====  ======= =====
Non-recurring item..............   (5,098)
                                 --------
Total net sales................. $109,851
                                 ========

--------
*  $4,054 after non-recurring item.

Beverages

   Herb Tea. The Company's herb teas are made from all natural ingredients and are offered in a wide variety of flavors. The Company's top-selling herb tea products include Sleepytime(R), Chamomile, Lemon Zinger(R), Peppermint, Raspberry Zinger(R), Tension Tamer(R), Wild Berry Zinger(R), Country Peach Passion(R), Mandarin Orange Spice(R) and Red Zinger(R).

   Green Tea. The Company expanded its line of green teas during 1998. The line includes Authentic Green Tea, Decaffeinated Green Tea, Emerald Gardens(R) Green Tea, Honey Lemon Ginseng Green Tea and Misty Jasmine(TM) Green Tea. During 1999 the Company added Decaffeinated Green Mandarin Orchard Tea and Decaffeinated Mint Green Tea to this line. Net sales of green tea grew 206% in 1999.

   Wellness Tea. During 1998, the Company expanded its line of wellness teas, some of which correspond to its line of dietary supplement products. These products provide the healthful benefits of the Company's dietary supplement line in an alternative format. This product line includes Sleepytime EXTRA, Tension Tamer EXTRA, Detox A.M.(TM), Diet Partner, Echinacea, Echinacea Complete Care(TM), GingerEase(TM), GinkgoSharp(TM), Ginseng Energy(TM), LaxaTea(TM) and Mood Mender(TM). This product line experienced 195% growth in net sales during 1999.

   Specialty Black Tea. The Company's specialty black teas are made exclusively from natural ingredients. Black tea products include Earl Grey, English Breakfast, Fast Lane(R), Vanilla Maple, Ceylon Apricot Ginger and Black Raspberry.

Dietary Supplements

   During 1998, the Company launched a line of dietary supplement products under the Celestial Seasonings brand. In 1999, the Company reformulated its dietary supplements line using its new Standardized Whole Herb technology (as described in "Research and Development," below) and also moved from 30 count packaging to 60 count packaging. The current dietary supplement products include a line of blends and a line of single herb extracts, all of which contain high-quality standardized herbs and extracts. The Company's dietary supplement products include St. John's Wort, Ginseng Energy(TM), Mood Mender(TM), Tension Tamer(R), Sleepytime Extra(R), Ginkgo Biloba, GinkgoSharp(R), Echinacea Complete Care(TM), Prostate Health and Joint Fitness. Additionally, the Company markets a line of Celestial Seasonings(R) Certified Organic Standardized herbal supplements to the natural foods market.

   The transition to the reformulated dietary supplements line resulted in a non-recurring charge to sales of $5.1 million, during the fourth quarter of fiscal 1999, which represents the Company's estimate of total returns of its discontinued 30 count supplements products.

Other

   Other includes direct retail sales by the Company, royalty income and sales of other miscellaneous products. Direct sales by the Company totaled $3,258,000 in 1999, primarily from its on-site retail store and mail order catalogue. Total royalty income in 1999 was $203,000 primarily from a license agreement with Warner-Lambert Company ("Warner-Lambert") entered into in 1994. Under the agreement, Warner-Lambert manufactures and distributes throat drops under the Celestial Seasonings Soothers(TM) and Herbal Comfort(TM) names. The agreement is for a five-year period and Warner-Lambert has options to renew for one-year periods thereafter.

   Research and Development

   The Company considers research and development of new products to be a significant part of its overall philosophy and commitment to developing high-quality products. A team of professional product developers works with a sensory technologist to test product prototypes with consumers. The research and development department incorporates product ideas from all areas of the Company in order to formulate new products. In addition to developing new tea and dietary supplement products, the research and development department routinely reformulates and revises existing products. New blends of herbs and teas are submitted for review and evaluation to tea-tasters and consumer focus groups. During the years ended September 30, 1999, 1998 and 1997, amounts expensed for Company-sponsored research and development activities were $1,254,000, $1,003,000 and $790,000, respectively.

   During 1999, the Company's research and development department developed a new technology for its dietary supplement products. This Standardized Whole Herb technology combines the scientific reliability of standardized extracts with the natural synergistic benefits of the whole plant. The resulting product contains a full spectrum of efficacious compounds and maintains the same standardization level as products containing only standardized extracts. This new technology, therefore, delivers a significantly superior product at a substantially lower cost. The Company has just completed its first successful clinical trial on echinacea, indicating that the Standardized Whole Herb technology is superior to conventional standardized extract.

   Sales and Distribution

   The Company's products are sold in all 50 states and approximately 50 countries. The Company's sales are seasonal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality" included in Part II, Item 7. Net sales include total export sales of $10,955,000, $9,672,000 and $8,807,000 in 1999, 1998 and 1997, respectively.

   The major domestic channels of distribution for the Company's products are supermarkets and grocery stores, natural foods markets and mass merchandisers. During 1999, no single customer accounted for more than 10% of total Company sales.

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

   Marketing

   The Company uses a mix of consumer and trade promotions, as well as advertising, to market its products. The Company's advertising and sales promotion expenditures are for national and regional consumer promotion through television and magazine advertising, couponing and other trial use programs, with the balance spent on trade advertising and promotion, including slotting fees, cooperative advertising and feature advertising.

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

   The Company purchases most of its packaging materials domestically. The Fort James Corporation, a packaging materials supplier, was the largest single supplier in 1999. The ability of the Company to assure continuing production of bagged tea depends upon the continuing access to tea bag paper. The Company currently obtains most of its tea bag paper from a single domestic supplier, which has proven to be a reliable source of quality paper. Alternative sources for tea bag paper have been utilized in the past and are available for future purchases.

   Beverage Production. The Company uses more than 100 ingredients in its various tea blends. The Company separates and cleans herbs upon receipt from suppliers at its facilities in Boulder, Colorado. Individual herbs are combined in the Company's blending system, and the blends are taste-tested to ensure flavor consistency. Finally, the Company packages herb blends into finished products. A continuous line of automated equipment deposits the blended herbs in tea bags and packages the tea bags, first in cartons and then in cases. During 1999, the Company installed a new production line at a cost of approximately $3.5 million, which increased its production capacity by approximately 30%. This should provide the Company with sufficient production capacity for the foreseeable future. The Company believes that its tea bagging lines are among the most automated in the tea industry.

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

   Trademarks and Copyrights

   The Company has trademarks for most of its best-selling brands, including Sleepytime(R), Lemon Zinger(R), Mandarin Orange Spice(R), Red Zinger(R), Wild Berry Zinger(R), Tension Tamer(R), Country Peach Passion(R), Raspberry Zinger(R) and GinkgoSharp(R). The Company has made various federal and international filings with respect to its material trademarks, and intends to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. The Company also copyrights certain of its artwork and package designs. The Company is not aware of any material challenge to the validity of any trademark or copyright material to its business. However, due to the importance of product package design and artwork to the success of its business, the Company intends to take vigorous action to protect against the imitation of its products and packages and to protect its trademarks and copyrights to the extent consistent with business needs.

   Competition

   The beverage market is large and highly competitive. The tea portion of the beverage market is also highly competitive. Competitive factors in the tea industry include product quality and taste, brand awareness among consumers, variety of specialty tea flavors, interesting or unique product names, product packaging and package design, supermarket and grocery store shelf space, alternative distribution channels, reputation, price, advertising and promotion. The Company currently competes in the specialty tea market segment which consists of herb tea, green tea, wellness tea and specialty black tea. The Company's specialty herb tea products, like other specialty tea products, are priced higher than most commodity black tea products.

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

   The market for the Company's dietary supplement products is highly competitive. Competition is based principally upon price, quality of products, customer service and marketing support. The Company currently competes in the herbal supplement segment of the dietary supplement category. Sales of herbal supplements have declined over the past year. The category consists of several competitors in a broad spectrum of distribution channels. Private label and Rexall Sundown, Inc. dominate the market on a national basis. Direct mail, regional and private label competition is significant.

   Employees

   As of September 30, 1999, the Company employed 283 full-time employees. Of this number, 79 were in management and sales, 73 were in administrative or clerical positions and 131 were production and service employees. The Company has implemented a number of programs to maintain a high level of employee morale and productivity, and believes its employee relations are satisfactory.

   Government Regulation

   The production and marketing of the Company's beverages and dietary supplements are subject to the rules and regulations of various federal, state and local food and health agencies, including the FDA and the Federal Trade Commission. The Company believes it is currently in compliance with the Dietary Supplement Health and Education Act of 1994 ("DSHEA"), which went into effect in March 1999. DSHEA defines dietary supplements as a new category of food, separate from conventional food. DSHEA requires specific nutritional labeling requirements for dietary supplements and permits substantiated, truthful and non-misleading statements of nutritional support to be made in labeling, such as statements describing general well-being resulting from consumption of a dietary ingredient, or the role of a nutrient or dietary ingredient in affecting or maintaining a structure or function of the body.

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

ITEM 2.--PROPERTIES

   The Company owns a manufacturing and office facility in Boulder, Colorado built in 1990 on 42 acres of Company-owned land. The facility has approximately 167,000 square feet, of which 50,000 square feet is office space and 117,000 square feet is manufacturing space. Management believes the property is in satisfactory condition and suitable for the Company's purposes. The Company leases 60,000 square feet of warehouse space in Boulder, Colorado which is used for the storage and shipment of its products. The lease expires in 2004.

ITEM 3.--LEGAL PROCEEDINGS

   The information in Note 7 to the Company's Consolidated Financial Statements included in Part II is incorporated herein.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5.--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Common Stock of the Company is traded on the Nasdaq-Amex Market Group ("Nasdaq-Amex") under the symbol "CTEA." The following table sets forth the high and low sales prices for the Common Stock for the periods indicated as reported by Nasdaq-Amex. On December 1, 1999, the last reported sale price of the Common Stock was $21.13 per share.

                                                                    High   Low
                                                                   ------ ------
      1998:
       First Quarter.............................................. $16.25 $13.19
       Second Quarter............................................. $20.63 $15.25
       Third Quarter.............................................. $28.81 $20.00
       Fourth Quarter............................................. $26.75 $17.38
      1999:
       First Quarter.............................................. $26.75 $14.06
       Second Quarter............................................. $31.75 $20.00
       Third Quarter.............................................. $22.63 $14.00
       Fourth Quarter............................................. $23.38 $16.50

   As of December 1, 1999, there were approximately 370 holders of record of the Company's Common Stock. The Company declared a two-for-one stock split effected in the form of a 100% common stock dividend during September 1998. All sales prices for the Company's Common Stock are adjusted for the stock dividend.

   The Company has not paid cash dividends during the last five years. The Company intends to retain earnings to fund the growth of its business and therefore does not anticipate paying any cash dividends on shares of Common Stock in the foreseeable future.

ITEM 6.--SELECTED FINANCIAL DATA

   The following data for each of the five fiscal years ended September 30, of the specified year, is derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the Company's financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

                                             Year Ended September 30,
                                     ------------------------------------------
                                     (in thousands, except per share amounts)
                                       1999      1998    1997    1996    1995
                                     --------  -------- ------- ------- -------
Summary of Operations:
 Net sales.......................... $114,949  $102,197 $79,039 $72,998 $70,104
 Non-recurring item--product return
  program...........................   (5,098)      --      --      --      --
                                     --------  -------- ------- ------- -------
                                      109,851   102,197  79,039  72,998  70,104
                                     --------  -------- ------- ------- -------
Cost of goods sold..................   42,915    36,638  29,606  28,545  27,349
Non-recurring item--product return
 program............................    4,007       --      --      --      --
                                     --------  -------- ------- ------- -------
                                       46,922    36,638  29,606  28,545  27,349
                                     --------  -------- ------- ------- -------
Gross profit........................   62,929    65,559  49,433  44,453  42,755
Operating expenses:
 Selling and marketing..............   50,579    46,683  33,915  30,071  27,323
 General and administrative.........    6,178     6,127   4,556   3,899   4,429
 Non-recurring item--lawsuit
  settlement........................    1,200       --      --      --      --
 Amortization of intangibles........    1,202     1,308   1,296   1,493   1,823
                                     --------  -------- ------- ------- -------
Operating income....................    3,770    11,441   9,666   8,990   9,180
Interest expense....................      746       631     493     874   1,264
                                     --------  -------- ------- ------- -------
Income before income taxes..........    3,024    10,810   9,173   8,116   7,916
Income taxes........................      537     4,054   3,509   3,093   2,049
                                     --------  -------- ------- ------- -------
Net income.......................... $  2,487  $  6,756 $ 5,664 $ 5,023 $ 5,867
                                     ========  ======== ======= ======= =======
Net income per common share--basic
 (1)................................ $   0.30  $   0.82 $  0.70 $  0.62 $  0.73
                                     ========  ======== ======= ======= =======
Net income per common share--
 assuming dilution (1).............. $   0.28  $   0.77 $  0.68 $  0.61 $  0.72
                                     ========  ======== ======= ======= =======
Net income per common share before
 non-recurring
 items--assuming dilution (1)....... $   0.95  $   0.77 $  0.68 $  0.61 $  0.72
                                     ========  ======== ======= ======= =======
Weighted average common shares--
 basic (1)..........................    8,320     8,250   8,107   8,088   8,053
Weighted average common shares--
 assuming
 dilution (1).......................    8,848     8,732   8,281   8,230   8,172

Balance Sheet Data:
 Working capital.................... $ 18,892  $ 23,131 $10,588 $ 7,882 $ 6,239
 Total assets.......................   80,847    82,647  58,371  54,903  53,327
 Long-term debt.....................   10,455    10,750   6,073   9,057  12,768
 Stockholders' equity...............   54,488    51,320  43,051  37,217  31,909

Other Data:
 Earnings before interest, taxes,
  depreciation and amortization
  ("EBITDA")........................ $  6,735  $ 14,055 $12,098 $11,551 $11,888

--------
(1) During September 1998, the Company declared a two-for-one stock split effected in the form of a 100% common stock dividend. All per share and weighted average common share information has been restated to reflect the stock dividend.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSISOF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table is derived from the Company's Consolidated Income Statements for the periods indicated and presents (i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period. All percentages stated represent calculations before the recognition of non-recurring items.

                                Percentage of Net
                                      Sales
                                -------------------
                                   Year Ended         Period-to-Period
                                  September 30,      Increase/(Decrease)
                                -------------------  ----------------------
                                                       1999         1998
                                                     Compared     Compared
                                1999   1998   1997    to 1998      to 1997
                                -----  -----  -----  ---------    ---------
      Net sales................ 100.0% 100.0% 100.0%        12.5%        29.3%
      Cost of goods sold.......  37.3   35.8   37.5         17.1         23.8
                                -----  -----  -----
      Gross profit.............  62.7   64.2   62.5          9.9         32.6
      Operating expenses.......  50.4   53.0   50.3          7.1         36.1
                                -----  -----  -----
      Operating income.........  12.3   11.2   12.2         23.0         18.4
      Interest expense.........   0.7    0.6    0.6         18.2         28.0
                                -----  -----  -----
      Income before income
       taxes...................  11.6   10.6   11.6         23.3         17.8
      Income taxes.............   4.3    4.0    4.4         21.7         15.5
                                -----  -----  -----
      Net income...............   7.3%   6.6%   7.2%        24.3         19.3
                                =====  =====  =====

   Fiscal 1999 Compared to Fiscal 1998.

   Net sales. Net sales for 1999, before the non-recurring item of $5.1 million, increased 12.5% to $114.9 million from $102.2 million in 1998. After the non-recurring item, net sales for 1999 were $109.8 million, which represents a 7.5% increase from $102.0 million in 1998. Net sales of the Company's beverage products increased 28.1% to $102.3 million from $79.9 million in 1998. Net sales growth of beverage products was primarily the result of increased sales of the Company's green and wellness tea products. The Company's dietary supplements products contributed net sales of approximately $9.2 million, before the non-recurring item, for 1999, as compared to $18.7 million in 1998, a decrease of 51.2%. After the non-recurring item, net sales of dietary supplements were $4.1 million in 1999, a 78.4% decrease from 1998 net sales of $18.7 million. The decrease in supplements sales was primarily the result of three factors: (1) the Company's transition from 30 count to 60 count in product packaging resulted in a period of downtime for sales; (2) the Company offered lower prices in an effort to move the 30 count inventory, and
(3) the total dietary supplements market experienced a decline.

   Gross profit. Gross profit for 1999, before non-recurring items of $9.1 million, increased 9.9% to $72.0 million from $65.6 million in 1998. The Company's gross profit margin as a percent of net sales decreased to 62.7% from 64.2%. The Company experienced decreased margins in its dietary supplements segment due to discounts offered and higher manufacturing cost due to a change in product mix. Gross profit margin for the Company's beverage segment remained relatively unchanged from 1998.

   Operating expenses. Total operating expenses, before the non-recurring item of $1.2 million, for 1999 increased 7.1% to $58.0 million from $54.1 million in 1998, and as a percentage of net sales decreased to 50.4% from 53.0%. The increase in operating expenses was primarily due to increased trade promotion expenses associated with ongoing development of the Company's beverage products and increased advertising expenses associated with building its brand awareness.

   Operating income. Operating income for 1999, before non-recurring items, increased 23.0% to $14.1 million from $11.4 million in 1998, and as a percentage of net sales increased to 12.3% from 11.2%. The increase was primarily due to increased sales, particularly of green and wellness teas, and increased gross profit and was partially offset by increased operating expenses.

   Interest expense. Interest expense for 1999 increased 18.2 % from 1998 primarily as a result of increased borrowings during the year under the Company's credit facility in support of inventories of its dietary supplement products and accounts receivable.

   Non-recurring items. During the fourth quarter of 1999, the Company decided to cease production of its 30 count supplements product line and focus it efforts on the new 60 count product line which utilizes a new Standardized Whole Herb technology. In conjunction with the discontinuance of the 30 count products, the Company decided to offer a return program to its customers. Accordingly, the Company reversed sales and cost of sales for the estimated 30 count products still with customers and recorded a writedown of inventory on hand and expected to be returned. The effect of non-recurring items on net sales and cost of goods sold for the year ended September 30, 1999 is as follows (in thousands):

           Net sales...................... $114,949
           Estimated returns..............   (5,098)
                                           --------
           Total net sales................ $109,851
                                           ========

           Cost of goods sold............. $ 42,915
           Estimated returns..............   (2,549)
           Inventory writeoff.............    6,556
                                           --------
           Total cost of goods sold....... $ 46,922
                                           ========

   Additionally, the Company entered into a settlement agreement relating to a shareholder lawsuit (See Note 7 to the Company's Consolidated Financial Statements included in Part II) resulting in a one-time charge of $1,200,000.

   Income taxes. The effective income tax rate for 1999 was 17.8% as compared to 37.5% in 1998. The decreased rate was primarily due to additional tax deductions generated from the Company's contributions of 30 count dietary supplement products to a qualified organization, which provided the products to the needy, ill and children.

   Fiscal 1998 Compared to Fiscal 1997

   Net sales. Net sales for 1998 increased 29.3% to $102.2 million from $79.0 million in 1997. Net sales growth was primarily the result of increased sales of the Company's dietary supplement products and the expansion of a line of green tea products. The Company's dietary supplement products contributed net sales of $18.7 million for 1998, as compared to $3.8 million in 1997. This increase was partially offset by a decrease in sales of the Company's iced and specialty black tea products.

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

   Operating expenses. Operating expenses for 1998 increased 36.1% to $54.1 million from $39.8 million in 1997, and increased as a percentage of net sales to 53.0% from 50.3%. The increase in operating expenses primarily was due to increased personnel costs, trade and consumer promotion expenses associated with the introduction of the Company's dietary supplements line and legal fees associated with a shareholder's lawsuit (see note 6 of Notes to Consolidated Financial Statements).

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

                                           1999 Quarters Ended
                                     dollars and cases in thousands
                         ---------------------------------------------------------
                            Sept. 30        Sept. 30
                           after non-      before non-
                         recurring items recurring items June 30  Mar. 31  Dec. 31
                         --------------- --------------- -------  -------  -------
Case volume.............       1,194           1,267       1,229    1,733    1,896
Net sales...............     $19,876         $24,974     $20,737  $31,576  $37,662
Gross profit............       5,321          14,426      12,705   21,244   23,659
Operating income
 (loss).................      (7,061)          3,244       2,054    4,367    4,410
Operating margin........       (35.5)%          12.9%        9.9%    13.8%    11.7%
Net income (loss).......     $(3,933)        $ 1,977     $ 1,202  $ 2,613  $ 2,605
Percent of fiscal year
 net sales..............         N/A            21.7%       18.0%    27.5%    32.8%

                                                   1998 Quarters Ended
                                             dollars and cases in thousands
                                             ----------------------------------
                                              Sept.
                                               30     June 30  Mar. 31  Dec. 31
                                             -------  -------  -------  -------
Case volume.................................   1,120      857    1,611    1,491
Net sales................................... $23,073  $19,395  $32,329  $27,400
Gross profit................................  14,586   12,573   21,131   17,269
Operating income............................   1,782      355    5,549    3,755
Operating margin............................     7.7%     1.8%    17.2%    13.7%
Net income.................................. $ 1,053  $   124  $ 3,341  $ 2,238
Percent of fiscal year net sales............    22.6%    19.0%    31.6%    26.8%

   Quarterly fluctuations in the Company's sales volume and operating results are due to a number of factors, including the timing of trade promotions, advertising and consumer promotions. The impact on sales volume and operating results, due to the timing and extent of these factors, can be significant.

Liquidity and Capital Resources

   The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Other than funding ongoing operations, the Company's principal uses of funds in the future will be the development of new or existing tea and dietary supplement products and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under the Company's credit facility. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facility are likely to be sufficient to meet operating and capital requirements in the short and long term, unless a significant acquisition is made.

   On November 2, 1998, the Company entered into a new three year credit facility which includes a revolving credit loan of up to $15,000,000 (the "Revolving Loan"), and a standby letter of credit commitment in the approximate amount of $7,000,000 (the "Letter of Credit Facility") to support outstanding Economic Development Revenue Bonds issued to finance the Company's manufacturing facility. Borrowings under the credit facility currently bear interest at rates ranging from LIBOR plus 0.75% to the Federal Funds Rate plus 1.00%, subject to increases if the Company fails to achieve certain future operating results. The Letter of Credit Facility includes annual financing fees of 0.50%, and loans resulting from a draw under the Letter of Credit Facility bear interest at a rate equal to the interest rate then applicable to the Revolving Loan. During 1999, the interest rate payable under the credit facility ranged from 5.1 to 6.5 percent. The Revolving Loan is due on November 2, 2001 and the Letter of Credit Facility expires on November 2, 2002. The credit facility imposes certain ratio maintenance requirements on the Company, including minimum EBITDA levels, interest coverage, current ratio and net worth, and certain restrictive covenants including limitations on indebtedness, liens, sales of assets, mergers and investments. On September 30, 1999, the Company was in default of the required EBITDA level for the year ended September 30, 1999, due to the non-recurring items recognized during the fourth quarter. The Company subsequently received a waiver from its debt holder. Future borrowings under the credit facility will provide for working capital and may be used for acquisition financing.

   Cash and cash equivalents decreased by $1.9 million in 1999. Cash provided by operating activities of the Company was $11.9 million. The Company's investing activities used cash of $10.3 million for 1999, primarily for capital expenditures, including $6.3 million primarily for factory and computer equipment and $0.4 million for the design and development of new packaging artwork. The Company anticipates making capital expenditures of approximately $5.0 million in 2000. Financing activities of the Company used cash of $3.5 million for 1999.

Backlog

   At the end of 1999 and 1998, the Company's order backlog was immaterial.

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

   The ability of the Company to achieve Year 2000 compliance is, however, highly dependent upon compliance of the systems of the Company's customers, suppliers and other third parties with which the Company has business relationships. Through communication with key supply chain partners the Company believes that most, if not all are Year 2000 compliant.

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

Forward-Looking Statements

   The statements contained in this Annual Report on Form 10-K which are not historical facts, including, but not limited to, certain statements found under the captions "Business," "Results of Operations," "Liquidity and Capital Resources," "Backlog" and "Year 2000 Compliance" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Annual Report on Form 10-K, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, consumer acceptance of new products, general economic conditions, consumer trends, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8.--FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Celestial Seasonings, Inc.:

   We have audited the accompanying consolidated balance sheets of Celestial Seasonings, Inc. and subsidiaries (the "Company," Note 2) as of September 30, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Celestial Seasonings, Inc. and its subsidiaries at September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Denver, Colorado
November 3, 1999

                           Celestial Seasonings, Inc.

                         Consolidated Income Statements
                    (in thousands, except per share amounts)

                                                     Year Ended September 30,
                                                     --------------------------
                                                       1999      1998    1997
                                                     --------  -------- -------
Net sales........................................... $114,949  $102,197 $79,039
Non-recurring item--product return program (Note
 3).................................................   (5,098)      --      --
                                                     --------  -------- -------
                                                      109,851   102,197  79,039
                                                     --------  -------- -------
Cost of goods sold..................................   42,915    36,638  29,606
Non-recurring item--product return program (Note
 3).................................................    4,007       --      --
                                                     --------  -------- -------
                                                       46,922    36,638  29,606
                                                     --------  -------- -------
  Gross profit......................................   62,929    65,559  49,433
Operating expenses:
 Selling and marketing..............................   50,579    46,683  33,915
 General and administrative.........................    6,178     6,127   4,556
 Non-recurring item--lawsuit settlement (Notes 3 and
  7)................................................    1,200       --      --
 Amortization of intangibles........................    1,202     1,308   1,296
                                                     --------  -------- -------
  Total operating expenses..........................   59,159    54,118  39,767
Operating income....................................    3,770    11,441   9,666
Interest expense....................................      746       631     493
                                                     --------  -------- -------
Income before income taxes..........................    3,024    10,810   9,173
Income taxes........................................      537     4,054   3,509
                                                     --------  -------- -------
Net income.......................................... $  2,487  $  6,756 $ 5,664
                                                     ========  ======== =======
Earnings per share--basic:
 Net income per common share........................ $   0.30  $   0.82 $  0.70
                                                     ========  ======== =======
 Weighted average common shares.....................    8,320     8,250   8,107
                                                     ========  ======== =======
Earnings per share--assuming dilution:
 Net income per common share........................ $   0.28  $   0.77 $  0.68
                                                     ========  ======== =======
 Weighted average common shares.....................    8,848     8,732   8,281
                                                     ========  ======== =======

           See accompanying notes to consolidated financial statements.

                           Celestial Seasonings, Inc.

                          Consolidated Balance Sheets
                             (dollars in thousands)

                                                September 30, September 30,
                                                    1999          1998
                                                ------------- -------------
                                  ASSETS
Current assets:
 Cash and cash equivalents.....................    $   637       $ 2,533
 Accounts receivable, net of allowance for
  doubtful accounts
  (1999--$727, 1998--$534).....................     16,885        15,156
 Inventory.....................................     10,721        23,185
 Deferred income taxes.........................      3,461            93
 Prepaid income taxes..........................        524           630
 Prepaid expenses..............................      2,568         2,111
                                                   -------       -------
  Total current assets.........................     34,796        43,708
Property, plant and equipment, net.............     23,540        19,240
Intangible assets, net.........................     12,078        12,598
Goodwill, net..................................      5,590         5,870
Deferred income taxes..........................        291           217
Other assets...................................      4,552         1,014
                                                   -------       -------
Total assets...................................    $80,847       $82,647
                                                   =======       =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable..............................    $ 6,587       $ 8,656
 Accrued liabilities and wages.................      8,883         7,551
 Accrued interest payable......................         59            47
 Current portion of long-term debt.............        375         4,323
                                                   -------       -------
  Total current liabilities....................     15,904        20,577
Long-term debt.................................     10,455        10,750
Commitments
Stockholders' equity:
 Common stock, $.01 par value--authorized
  15,000,000 shares;
  1999--issued 8,369,135 shares, outstanding
   8,351,335 shares;
  1998--issued 8,322,528 shares, outstanding
   8,304,728 shares............................         84            83
 Capital surplus...............................     35,691        35,011
 Retained earnings.............................     18,888        16,401
 Treasury stock, 17,800 shares of common stock
  at cost......................................       (175)         (175)
                                                   -------       -------
  Total stockholders' equity...................     54,488        51,320
                                                   -------       -------
 Total liabilities and stockholders' equity....    $80,847       $82,647
                                                   =======       =======

          See accompanying notes to consolidated financial statements.

                           Celestial Seasonings, Inc.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                Year Ended
                                                               September 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income................................................. $  2,487  $  6,756
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation..............................................    1,763     1,306
  Amortization of intangibles...............................    1,202     1,308
  Amortization of financing fees............................      211       194
  Deferred income taxes.....................................   (3,442)      153
  Loss on disposal of assets................................       63       --
 Changes in operating assets and liabilities:
  Accounts receivable.......................................   (1,729)   (7,401)
  Inventory.................................................   12,464   (14,775)
  Prepaid income taxes......................................      106       --
  Prepaid expenses..........................................     (457)   (1,470)
  Accounts payable..........................................   (2,069)    4,496
  Accrued liabilities and wages.............................    1,332     2,967
  Accrued income taxes......................................      --       (729)
  Accrued interest payable..................................       12        16
                                                             --------  --------
   Net cash provided by (used in) operating activities......   11,943    (7,179)
                                                             --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of asset................................      148       --
 Capital expenditures.......................................   (6,274)   (3,461)
 Increase in intangible assets..............................     (402)     (390)
 (Increase) decrease in other assets........................   (3,749)      594
                                                             --------  --------
   Net cash used in investing activities....................  (10,277)   (3,257)
                                                             --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuance........................      681     1,513
 Increase in long-term debt.................................   13,075     9,000
 Reduction in long-term debt................................  (17,318)     (373)
                                                             --------  --------
   Net cash (used in) provided by financing activities......   (3,562)   10,140
                                                             --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (1,896)     (296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    2,533     2,829
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................... $    637  $  2,533
                                                             ========  ========
CASH PAID FOR INTEREST...................................... $    511  $    420
CASH PAID FOR INCOME TAXES.................................. $  3,873  $  4,630

          See accompanying notes to consolidated financial statements.

                           Celestial Seasonings, Inc.

                Consolidated Statements of Stockholders' Equity
                             (dollars in thousands)

                           Common Stock                    Treasury Stock
                         ---------------- Capital Retained ---------------   Total
                          Shares   Amount Surplus Earnings Shares   Amount  Equity
                         --------- ------ ------- -------- -------  ------  -------
BALANCE, SEPTEMBER 30,
 1996................... 8,108,944  $81   $33,250 $ 3,981  (10,000) $ (95)  $37,217
 Issuance of common
  stock.................    28,038  --        250                               250
 Acquisition of treasury
  stock.................                                    (7,800)   (80)      (80)
 Net income.............                            5,664                     5,664
                         ---------  ---   ------- -------  -------  -----   -------
BALANCE, SEPTEMBER 30,
 1997................... 8,136,982   81    33,500   9,645  (17,800)  (175)   43,051
 Issuance of common
  stock.................   185,546    2     1,511                             1,513
 Net income.............                            6,756                     6,756
                         ---------  ---   ------- -------  -------  -----   -------
BALANCE, SEPTEMBER 30,
 1998................... 8,322,528   83    35,011  16,401  (17,800)  (175)   51,320
 Issuance of common
  stock.................    46,607    1       680                               681
 Net income.............                            2,487                     2,487
                         ---------  ---   ------- -------  -------  -----   -------
BALANCE, SEPTEMBER 30,
 1999................... 8,369,135  $84   $35,691 $18,888  (17,800) $(175)  $54,488
                         =========  ===   ======= =======  =======  =====   =======


          See accompanying notes to consolidated financial statements.

                           Celestial Seasonings, Inc.

                   Notes to Consolidated Financial Statements

1.Nature of Operations

   Celestial Seasonings, Inc. is the largest manufacturer and marketer of herb teas in the United States, with an estimated 50% share of the herb tea category. The Company developed and popularized the herb tea category in the United States as a flavorful and non-caffeinated alternative to other hot beverages. Currently the Company markets over 60 tea varieties under the Celestial Seasonings(R) brand. Celestial Seasonings' tea products are sold in substantially all of the major supermarkets, grocery stores and natural foods markets in the United States. Additionally, the Company markets a line of dietary supplements under the Celestial Seasonings brand. The Company currently markets approximately 20 products in major supermarkets, natural foods markets, drug stores and mass merchandisers in the United States.

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

   Earnings per share. In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares--assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 528,000, 482,000 and 174,000 weighted average shares for 1999, 1998 and 1997, respectively. During September 1998, the Company declared a two-for-one stock split effected in the form of a 100% common stock dividend. All share and per share information has been restated to reflect the stock dividend.

   Revenue recognition. The Company recognizes revenue from sales of beverages, dietary supplements and other products at the time of shipment of finished goods or direct sale of merchandise. The Company generally provides allowances for estimated returns in the period in which the sale is recognized.

   Export sales. Net sales include total export sales of $10,955,000, $9,672,000 and $8,807,000 in 1999, 1998 and 1997, respectively.

   Depreciation and amortization. Depreciation and amortization of property, plant and equipment is provided on the straight-line method over the following estimated useful lives:

                                                                           Years
                                                                           -----
        Building..........................................................   32
        Vehicles..........................................................    3
        Factory equipment.................................................    7
        Office and other equipment........................................    3

   Maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred.

   Amortization of intangible assets is provided on the straight-line method over the following estimated useful lives:

                                                                         Years
                                                                        --------
        Goodwill....................................................... 15 to 40
        Trademarks and copyrights......................................       40
        Grocery shelf space............................................       40
        Manufacturing process and workforce............................        7
        Artwork and plates.............................................        3
        Other..........................................................   3 to 8

   Accumulated amortization of goodwill was $2,068,000 and $1,788,000 respectively, at September 30, 1999 and 1998.

   In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates the recoverability of the net carrying value of property, plant and equipment, intangible assets, and goodwill based upon current and anticipated net income and undiscounted cash flows, and if necessary an impairment is recorded. The Company has recorded no such impairments in 1999, 1998 or 1997.

   Research and development costs. Research and development costs are charged to expense when incurred. During the years ended September 30, 1999, 1998 and 1997, amounts expensed for Company-sponsored research and development activities were $1,254,000, $1,003,000 and $790,000, respectively.

   Concentrations of credit risk. Areas which potentially subject the Company to significant concentrations of credit risk consist primarily of accounts receivable. Concentrations of credit risk associated with accounts receivable are limited due to the Company's large number of customers and their dispersion across many different geographic areas. As of September 30, 1999, the Company had no significant concentrations of credit risk.

   Fair value of financial instruments. Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain of the Company's assets and liabilities. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable at September 30, 1999 and 1998 approximate fair value due to their short-term maturities. The carrying value of long-term debt at September 30, 1999 and 1998 also approximates fair value as interest rates are adjusted to current market rates on a monthly basis.

   Comprehensive income. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

   Operating segments. The Company has two reportable segments which are segregated by product line: beverages and dietary supplements. The Company has slightly redefined its segments to follow changing market data. Wellness teas have emerged as a more defined category in the specialty tea market. This has enabled management to look at the Company's wellness tea line with the same marketing data reports as its other beverage products. As a result of this change, the beverages segment includes all of the Company's tea products, while the dietary supplements segment includes all of the Company's supplement products in capsule form. Additionally, due to the Company's experience with its 30 count dietary supplement products over the past year, management wants to more closely watch the performance of the new 60 count dietary supplements line. Redefining the Company's reportable segments will allow management to accomplish this objective. Segment information for the prior years has been restated to conform with current year presentation. Depreciation and amortization expense for the Company's dietary supplements segment is immaterial. The Company's beverage products are sold in all 50 states and approximately 50 countries, while its dietary supplement products are primarily sold in the United States. Other includes corporate general and administrative expense and the Company's direct retail business.

   Financial data related to the Company's reportable segments is as follows (in thousands):

                                                    1999       1998     1997
                                                  --------   --------  -------
      Net sales:
       Beverages................................  $102,336   $ 79,875  $72,205
       Dietary supplements (net of non-recurring
        item in 1999 of $5,098).................     4,054     18,739    3,789
       Other....................................     3,461      3,583    3,045
                                                  --------   --------  -------
        Total net sales.........................  $109,851   $102,197  $79,039
                                                  ========   ========  =======
      Operating income (loss):
       Beverages................................  $ 29,185   $ 21,084  $14,559
       Dietary supplements (net of non-recurring
        item in 1999 of $9,105).................   (17,601)    (3,971)    (612)
       Other....................................    (7,814)*   (5,672)  (4,281)
                                                  --------   --------  -------
        Total operating income..................     3,770     11,441    9,666
      Interest expense..........................       746        631      493
                                                  --------   --------  -------
      Income before income taxes................  $  3,024   $ 10,810  $ 9,173
                                                  ========   ========  =======
      Assets:
       Beverages................................  $ 68,784   $ 57,314  $48,859
       Dietary supplements......................     4,771     19,987    3,982
       Other....................................     7,292      5,346    5,530
                                                  --------   --------  -------
        Total assets............................  $ 80,847   $ 82,647  $58,371
                                                  ========   ========  =======

--------
*  Includes lawsuit settlement of $1,200,000 (See Notes 3 and 7)

3. Non-recurring Items

   During the fourth quarter of 1999, the Company decided to cease production of its 30 count supplements product line and focus it efforts on the new 60 count product line which utilizes a new Standardized Whole Herb technology. In conjunction with the discontinuance of the 30 count products, the Company decided to offer a return program to its customers. Accordingly, the Company reversed sales and cost of sales for the estimated 30 count products still with customers and recorded a writedown of inventory on hand and expected to be returned. The effect of non-recurring items on net sales and cost of goods sold for the year ended September 30, 1999 is as follows (in thousands):

        Net sales..................................................... $114,949
        Estimated returns.............................................   (5,098)
                                                                       --------
        Total net sales............................................... $109,851
                                                                       ========
        Cost of goods sold............................................ $ 42,915
        Estimated returns.............................................   (2,549)
        Inventory writeoff............................................    6,556
                                                                       --------
        Total cost of goods sold...................................... $ 46,922
                                                                       ========

   Additionally, the Company entered into a settlement agreement relating to a shareholder lawsuit (See Note 7) resulting in a one-time charge of $1,200,000.

4. Detail of Certain Balance Sheet Accounts
  (in thousands)

                                                                 September 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
      Inventory:
      Raw materials & supplies................................. $ 7,901 $10,941
      Work in process..........................................   1,626   2,047
      Finished goods...........................................   4,117  10,406
                                                                ------- -------
                                                                 13,644  23,394
      Less inventory reserves..................................   2,923     209
                                                                ------- -------
        Total.................................................. $10,721 $23,185
                                                                ======= =======
      Property, plant & equipment:
      Land..................................................... $ 5,931 $ 5,931
      Building.................................................   9,276   9,125
      Machinery & equipment....................................  20,701  15,592
      Furniture & fixtures.....................................   1,134     414
                                                                ------- -------
                                                                 37,042  31,062
      Less accumulated depreciation............................  13,502  11,822
                                                                ------- -------
        Total.................................................. $23,540 $19,240
                                                                ======= =======
      Intangible assets:
      Trademarks & copyrights.................................. $ 9,848 $ 9,848
      Grocery shelf space......................................   5,700   5,700
      Manufacturing process & workforce........................   4,879   4,879
      Artwork & plates.........................................   5,762   5,362
      Other....................................................   1,570   1,570
                                                                ------- -------
                                                                 27,759  27,359
      Less accumulated amortization............................  15,681  14,761
                                                                ------- -------
        Total.................................................. $12,078 $12,598
                                                                ======= =======
      Other assets:
      Financing fees........................................... $ 1,891 $ 1,830
      Less accumulated amortization............................   1,445   1,234
                                                                ------- -------
                                                                    446     596
      Trade credits............................................   3,786     --
      Other....................................................     320     418
                                                                ------- -------
        Total.................................................. $ 4,552 $ 1,014
                                                                ======= =======

5. Long-term Debt

   Long-term debt consists of the following (in thousands):

                                                                 September 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
      Revolving Credit Facility payable to banks............... $ 5,080 $ 9,000
      Borrowings related to Economic Development Revenue Bonds
       due in monthly installments through November 1, 2009,
       interest payable monthly at variable rates..............   5,750   6,050
      Other....................................................     --       23
                                                                ------- -------
                                                                 10,830  15,073
      Less current portion.....................................     375   4,323
                                                                ------- -------
        Total.................................................. $10,455 $10,750
                                                                ======= =======

   On November 2, 1998, the Company entered into a new three year credit facility which includes a revolving credit loan of up to $15,000,000 (the "Revolving Loan"), and a standby letter of credit commitment in the amount of $6,100,000 (the "Letter of Credit Facility") to support outstanding Economic Development Revenue Bonds issued to finance the Company's manufacturing facility. Borrowings under the credit facility currently bear interest at rates ranging from LIBOR plus 0.50% to the Federal Funds Rate plus .75%, subject to increases if the Company fails to achieve certain future operating results. The Letter of Credit Facility includes annual financing fees of 0.50%, and loans resulting from a draw under the Letter of Credit Facility bear interest at a rate equal to the interest rate then applicable to the Revolving Loan. The Revolving Loan is due on November 2, 2001 and the Letter of Credit Facility expires on November 2, 2002. The credit facility imposes certain ratio maintenance requirements on the Company, including minimum earnings before interest, taxes, depreciation, and amortization ("EBITDA") levels, interest coverage, current ratio and net worth, and certain restrictive covenants including limitations on indebtedness, liens, sales of assets, mergers and investments. On September 30, 1999, the Company was in default of the required EBITDA level for the year ended September 30, 1999, due to the non-recurring items recognized during the fourth quarter. The Company subsequently received a waiver from its debt holder.

   Borrowings related to Economic Development Revenue Bonds (the "Bonds") bear interest at a variable rate (3.80% at September 30, 1999) and are secured by a letter of credit issued under the facility. The Bonds mature December 1, 2009. The Bonds can be tendered monthly to the Bond trustee at face value plus accrued interest, with payment for tendered Bonds made from drawdowns under the letter of credit. Drawdowns under the letter of credit bear interest at prime plus 1.00%, and are repaid through resale of the Bonds. Any outstanding drawdowns must be repaid on November 2, 2002.

   The aggregate annual maturities of long-term debt, during the five years subsequent to September 30, 1999 are: 2000--$375,000; 2001--$400,000; 2002--
$5,555,000; 2003--$500,000; and 2004--$575,000.

6. Commitments

   The Company leases various office and manufacturing equipment. Total rental expense for the equipment for the years ended September 30, 1999, 1998 and 1997 was $733,000, $419,000 and $397,000, respectively. At September 30, 1999, minimum rental commitments by year under noncancelable operating leases are:
2000--$990,000; 2001--$791,000; 2002--$658,000; and 2003--$617,000; and 2004--
$233,000.

7. Legal Proceedings

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

   On November 4, 1999, the Company reached a settlement with the plaintiff. As a result, the Company took a charge to earnings of $1.2 million during the fourth quarter of 1999. The settlement is subject to completion of a definitive settlement stipulation to be filed in the district court, court approval of the settlement and finalization of court proceedings. The Company anticipates that the settlement will be finalized in the spring of 2000.

   The Company is also a party to ordinary routine litigation incidental to its business. The Company does not expect any of such incidental litigation to have a material adverse effect on the Company's results of operations or financial condition.

8. Stockholders' Equity

   Preferred stock. In July 1993, the Company authorized the issuance of 1,000,000 shares of $0.01 par value Preferred Stock and designated 10,000 shares as a Series A Junior Participating Preferred Stock in connection with the adoption of a rights agreement. No shares were outstanding at September 30, 1999.

   Stock-based compensation plans. At September 30, 1999, the Company has four stock-based compensation plans. The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Under APB 25, no compensation expense is recognized for options granted to employees which are at or above market value. Accordingly, no compensation cost has been recognized for the stock option and stock purchase plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") the Company's pro forma net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                           1999   1998   1997
                                                          ------ ------ ------
   Net income................................ As reported $2,487 $6,756 $5,664
                                              Pro forma   $  904 $5,483 $5,153
   Net income per common share--basic........ As reported $ 0.30 $ 0.82 $ 0.70
                                              Pro forma   $ 0.11 $ 0.66 $ 0.64
   Net income per common share--assuming
    dilution................................. As reported $ 0.28 $ 0.77 $ 0.68
                                              Pro forma   $ 0.10 $ 0.64 $ 0.63

   The amounts reflected in the pro forma disclosure are not indicative of future amounts, as SFAS 123 is applicable only to options granted subsequent to September 30, 1995. The pro forma effect will not be fully reflected until 2000.

   Stock option plans. During 1991, the Company adopted an incentive and non-qualified stock option plan that provided for the granting of options to purchase up to 92,224 shares of the Company's common stock to employees. The options generally vested over a four year period and expire ten years from the grant date. No further grants will be made under the plan.

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

   In the above pro forma amounts, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: no estimated dividends for all years; expected volatility of 42, 31 and 31 percent; risk-free interest rates of between 4.6 and 6.3 percent, between 5.2 and 6.0 percent and between 6.0 and 6.8 percent; and expected lives of 6 years for all years.

   Employee stock purchase plan. Under the Company's Employee Stock Purchase Plan (the "Plan") the Company is authorized to issue up to 52,400 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 10 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the market price at the beginning or end of each six month participation period. Approximately 30 percent of eligible employees have participated in the Plan in the last 3 years. Under the Plan, the Company sold 7,375, 4,740 and 5,802 shares to employees in 1999, 1998 and 1997, respectively. In the above pro forma amounts, compensation cost is recognized for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997, respectively: no estimated dividends for all years; expected volatility of 42, 31 and 31 percent; risk-free interest rates between 4.5 and 4.7 percent, 5.5 percent and between 5.3 and 5.7 percent; and an expected life of 6 months for all years. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 were $4.79, $4.41 and $2.41, respectively.

   The following table summarizes the status of the Company's stock option plans as of September 30, 1999, 1998 and 1997, and changes during the years ending on those dates:

                                    1999                      1998                     1997
                          ------------------------- ------------------------- -----------------------
                                     Weighted Avg.             Weighted Avg.           Weighted Avg.
                           Shares    Exercise Price  Shares    Exercise Price Shares   Exercise Price
                          ---------  -------------- ---------  -------------- -------  --------------
Outstanding at beginning
 of year................  1,106,886      $11.58       959,580      $ 9.14     512,382      $ 7.52
 Granted................    284,500       20.34       287,876       18.56     497,200       10.75
 Exercised..............    (36,871)      11.05       (98,734)       8.47     (18,018)       8.03
 Forfeited..............    (89,544)      17.57       (41,836)      10.81     (31,984)       8.85
                          ---------                 ---------                 -------
Outstanding at end of
 year...................  1,264,971       13.14     1,106,886       11.58     959,580        9.14
                          =========                 =========                 =======
Options exercisable at
 year-end...............    633,100      $10.19       437,526      $ 7.86     374,392      $ 6.88
Weighted average fair
 value of options
 granted during the
 year...................  $    9.66                 $    7.92                 $  4.85

   The following table summarizes information about stock options outstanding at September 30, 1999:

                                    Options Outstanding                Options Exercisable
                         ------------------------------------------ --------------------------
                           Number     Weighted Avg.   Weighted Avg.   Number
Range of                 Outstanding    Remaining       Exercise    Exercisable Weighted Avg.
Exercise Prices          at 9/30/99  Contractual Life     Price     at 9/30/99  Exercise Price
---------------          ----------- ---------------- ------------- ----------- --------------
$ 4.00-$ 6.00...........    191,260     31.8 years       $ 4.93       191,260       $ 4.93
$ 6.01-$ 9.00...........     20,688      5.2 years       $ 7.60        19,520       $ 7.58
$ 9.01-$12.00...........    567,377      7.1 years       $10.62       304,877       $10.52
$12.01-$16.00...........     40,899      1.8 years       $14.76        23,837       $14.98
$16.01-$20.00...........    374,747      8.0 years       $18.97        83,506       $18.81
$20.01-$24.00...........     40,000      5.0 years       $22.25        10,100       $22.12
$24.01-$30.00...........     30,000      9.4 years       $29.85           --
                          ---------                                   -------
$ 4.00-$30.00...........  1,264,971      6.4 years       $13.14       633,100       $10.19
                          =========                                   =======

9. Income Taxes

   The components of income taxes are as follows (in thousands):

                                                          1999     1998   1997
                                                         -------  ------ ------
        Federal:
          Current....................................... $ 3,440  $3,366 $3,201
          Deferred......................................  (2,997)    133   (150)
                                                         -------  ------ ------
                                                             443   3,499  3,051
        State:
          Current.......................................     539     535    477
          Deferred......................................    (445)     20    (19)
                                                         -------  ------ ------
                                                              94     555    458
                                                         -------  ------ ------
        Total........................................... $   537  $4,054 $3,509
                                                         =======  ====== ======

   The Company's income tax expense in 1999, 1998 and 1997 differed from the federal statutory provision as follows (in thousands):

                                                           1999    1998   1997
                                                          ------  ------ ------
        Income tax at statutory rates.................... $1,028  $3,675 $3,119
        State income taxes, net of federal benefit.......     62     366    302
        Charitable contribution benefit..................   (582)     --    --
        Other............................................     29      13     88
                                                          ------  ------ ------
        Total............................................ $  537  $4,054 $3,509
                                                          ======  ====== ======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Components of the Company's net deferred tax assets at September 30 were as follows (in thousands):

                                                                  1999    1998
                                                                 ------  ------
      Current deferred tax assets:
        Accruals................................................ $  739  $  615
        Reserves................................................  2,578     134
        Capitalized costs.......................................    100      61
        Charitable contribution carryforward....................    935
        Prepayments.............................................   (891)   (717)
                                                                 ------  ------
      Current deferred tax assets, net.......................... $3,461  $   93
                                                                 ======  ======
      Noncurrent deferred tax assets:
        Amortization............................................ $3,051  $2,833
        Depreciation............................................   (433)   (443)
        Valuation allowance..................................... (2,327) (2,173)
                                                                 ------  ------
      Noncurrent deferred tax assets, net....................... $  291  $  217
                                                                 ======  ======

   At September 30, 1999, the potential future benefits from noncurrent deferred tax assets relating to intangible assets, which are not amortizable for tax purposes, are fully reserved by means of a valuation allowance, due to the uncertainty of their future realization. The net change in the valuation allowance in 1999 was $154,000.

10. Employee Benefit Plans

   The Company has a contributory thrift plan covering all employees. Each year, based on the achievement of certain targeted operating results, the Company can contribute to the plan an amount equal to 1% to 2.5% of thriftable wages. Additionally, the Company matches a portion (currently 50%) of participant contributions up to limits provided in the plan. The Company's contributions are funded currently and were $560,000, $349,000 and $334,000 for 1999, 1998 and 1997, respectively.

   During 1989, the Company formed an employee stock ownership plan covering all employees. The Company's contributions for 1999, 1998 and 1997 were $90,000 for each of the three years. The plan held 52,595 shares of the Company's common stock at September 30, 1999.

11. Related Party Transactions

   During 1997, the Company, pursuant to an employment agreement, provided an executive officer with an interest free loan of up to $1,500,000 to be used for the purchase of a home associated with the executive's relocation. The loan was payable upon the earlier of, the sale of executive's former home, or 18 months after the purchase of a new home. The loan was paid in full during 1998.

   During 1998, the Company, pursuant to an employment agreement, provided a key employee with an interest free loan of $280,000 associated with the employee's relocation. The loan was payable upon the earlier of, the sale of the employee's former home, or five months. The loan was paid in full in 1999.

   During 1999, an executive officer of the Company borrowed approximately $3.0 million, from a bank, in connection with the purchase and construction of certain real estate. The Company guaranteed the repayment of up to $1.0 million of the loan, plus all interest, lender's costs, expenses and attorney's fees incurred in connection with any future collection of the loan. The guaranty will terminate when the loan has been repaid in full, which under the terms of the loan is expected to occur by the summer of 2001.

12. Quarterly Financial Data (Unaudited):
(in thousands, except per share amounts)

                                           1999 Quarters Ended (after non-
                                                  recurring items)
                                           ----------------------------------
                                            Sept.
                                             30     June 30  Mar. 31  Dec. 31
                                           -------  -------  -------  -------
Case sales................................   1,194    1,229    1,733    1,896
Net sales................................. $19,876  $20,737  $31,576  $37,662
Gross profit..............................   5,321   12,705   21,244   23,659
Operating income..........................  (7,061)   2,054    4,367    4,410
Net income................................  (3,933)   1,202    2,613    2,605
Net income per share--basic............... $ (0.47) $  0.14  $  0.31  $  0.31
Net income per share--assuming dilution...   (0.47)    0.14     0.29     0.30
Net sales as a percent of annual net
 sales....................................    18.1%    18.9%    28.7%    34.3%
                                                 1998 Quarters Ended
                                           ----------------------------------
                                            Sept.
                                             30     June 30  Mar. 31  Dec. 31
                                           -------  -------  -------  -------
Case sales................................   1,120      857    1,611    1,491
Net sales................................. $23,073  $19,395  $32,329  $27,400
Gross profit..............................  14,586   12,573   21,131   17,269
Operating income..........................   1,782      355    5,549    3,755
Net income................................   1,053      124    3,341    2,238
Net income per share--basic............... $  0.13  $  0.02  $  0.40  $  0.28
Net income per share--assuming dilution...    0.12     0.01     0.38     0.26
Net sales as a percent of annual net
 sales....................................    22.6%    19.0%    31.6%    26.8%

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                    PART III

ITEM 10.--DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The sections labeled "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" appearing in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 11.--EXECUTIVE COMPENSATION

   The sections labeled "Compensation of Directors and Executive Officers," "Executive Compensation," "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values," "Employment Agreements," "Compensation Committee Report" and "Performance Graph" appearing in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Stockholders are incorporated herein by reference.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section labeled "Principal Stockholders" appearing in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section labeled "Certain Relationships and Related Transactions" appearing in the Company's Proxy Statement in connection with the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Index to Financial Statements
                                                                          Page
                                                                          -----
    Independent Auditors' Report.........................................    14
    Consolidated Income Statements for the years ended September 30,
     1999, 1998 and 1997.................................................    15
    Consolidated Balance Sheets at September 30, 1999 and 1998...........    16
    Consolidated Statements of Cash Flows for the years ended September
     30, 1999, 1998 and 1997.............................................    17
    Consolidated Statements of Stockholders' Equity for the years ended
     September 30, 1999, 1998 and 1997...................................    18
    Notes to Consolidated Financial Statements........................... 19-28
    Quarterly Financial Data (Unaudited).................................    28
  2. Index to Financial Statement Schedule
    The following schedule is filed as part of this Form 10-K:
    II--Valuation and Qualifying Accounts for the years ended September
      30, 1999, 1998 and 1997............................................    32

   All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

   The following exhibits are filed pursuant to Item 601 of Regulation S-K:

  Exhibit
    No.    Description
 --------- -----------
 (a)   3.1 Amended and Restated Certificate of Incorporation of Registrant.
 (e)   3.2 Bylaws of Registrant.
 (a)   4.1 Common Stock certificate.
 (e)   4.2 Rights Agreement dated as of July 19, 1993 between Registrant and
           Harris Trust and Savings Bank, as Rights agent, as amended and restated November 11, 1998.
 (a)  10.1 Incentive and Non-Qualified Stock Option Plan of Registrant as
           Successor to Celestial Holdings, Inc. adopted February 26, 1991.
 (d)  10.2 1993 Long-Term Incentive Plan of Registrant adopted June 7, 1993, as amended.
 (d)  10.3 1994 Non-Employee Director Compensation Plan adopted August 4, 1994, as amended.
 (a)  10.4 Loan Agreement dated as of December 1, 1989 between Registrant and
           Colorado Housing and Finance Authority.
 (b)  10.5 Employment Agreement dated February 15, 1994 between Registrant and
           Marie A. Gambon.
 (c)  10.6 Employment Agreement dated June 16, 1997 between Registrant and
           Stephen B. Hughes.
 (c)  10.7 Executive Agreement dated June 16, 1997 between Registrant and Mo
           Siegel.
 (c)  10.8 Stock Option Agreement dated June 16, 1997 between Registrant and
           Stephen B. Hughes.
 (c)  10.9 Option Agreement dated June 13, 1997 between Registrant and Mo
           Siegel.
 (e) 10.10 Employment Agreement dated November 7, 1997 between Registrant and
           William Atchinson.
 (e) 10.11 Employment Agreement dated March 2, 1998 between Registrant and
           Richard Karl.
 (e) 10.12 Credit Agreement dated as of November 2, 1998, among Registrant and
           KeyBank National Association.
      23.1 Report of Deloitte & Touche LLP on consolidated financial statement schedule.
      23.2 Consent of Deloitte & Touche LLP.
      27.1 Financial Data Schedule.

   Exhibits identified above are incorporated by reference as follows:

  (a) Incorporated by reference to the Registrant's Registration Statement on Form S-1 No. 33-64012, as amended, filed with the Securities and Exchange Commission on June 7, 1993.

  (b) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1994.

  (c) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

  (d) Incorporated by reference to the Registrant's Proxy Statement in connection with the 1998 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on January 13, 1998.

  (e) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998.

(b) Reports on Form 8-K

   There were no reports on Form 8-K for the quarter ended September 30, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELESTIAL SEASONINGS, INC.

                                                  /s/ David I. Rosenthal
                                          By: _________________________________
                                                     David I. Rosenthal
                                                 Senior Director of Finance
Date: December 22, 1999

   Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K for the year ended September 30, 1999 has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on the date indicated.

              Signature                            Title                   Date
              ---------                            -----                   ----
            /s/ Mo Siegel              Chairman                        December 17,
______________________________________                                     1999
              Mo Siegel
        /s/ Stephen B. Hughes          President, Chief Executive      December 17,
______________________________________  Officer and Director               1999
          Stephen B. Hughes
         /s/ Ronald V. Davis           Director                        December 17,
______________________________________                                     1999
           Ronald V. Davis
           /s/ Marina Hahn             Director                        December 17,
______________________________________                                     1999
             Marina Hahn
          /s/ John D. Howard           Director                        December 17,
______________________________________                                     1999
            John D. Howard
         /s/ James P. Kelley           Director                        December 17,
______________________________________                                     1999
           James P. Kelley
        /s/ Leonard Lieberman          Director                        December 17,
______________________________________                                     1999
          Leonard Lieberman
        /s/ Gregg A. Ostrander         Director                        December 17,
______________________________________                                     1999
          Gregg A. Ostrander
        /s/ David I. Rosenthal         Senior Director of Finance      December 17,
______________________________________  (Principal Financial and           1999
          David I. Rosenthal            Accounting Officer)

                                                                     SCHEDULE II

                           Celestial Seasonings, Inc.
                       Valuation and Qualifying Accounts
                                 (in thousands)

                               Balance at     Charged to            Balance at
Classification              Beginning of Year  Expenses  Write-offs End of Year
--------------              ----------------- ---------- ---------- -----------
For the year ended
 September 30, 1997:
  Allowance for doubtful
   accounts................       $148          $   17    $    --     $  165
  Inventory reserves.......        231             372        (265)      338
For the year ended
 September 30, 1998:
  Allowance for doubtful
   accounts................        165             398         (29)      534
  Inventory reserves.......        338             468        (597)      209
For the year ended
 September 30, 1999:
  Allowance for doubtful
   accounts................        534             249         (56)      727
  Inventory reserves.......        209             973        (349)      833
  Inventory reserves--
   product return program..         --           4,007     (1,917)     2,090
  Allowance for sales
   returns--product return
   program.................         --           5,098      (1,390)    3,708

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

David I. Rosenthal
Senior Director of Finance