Form 10-K/A
period 1999-09-30
CELESTIAL SEASONINGS INC
filed 1999-12-30
CIK 729176

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                               FORM 10-K/A

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

                               ----------------
   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

   The approximate aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant was $176,645,983 as of December 1, 1999.

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

           Net sales...................... $114,949
           Estimated returns..............   (5,098)
                                           --------  ---
           Total net sales................ $109,851
                                           ========  ===

           Cost of goods sold............. $ 42,915
           Estimated returns..............   (2,549)
           Inventory writeoff.............    6,556
                                           --------  ---
           Total cost of goods sold....... $ 46,922
                                           ========  ===

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

                           Celestial Seasonings, Inc.

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                   Year Ended September 30,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................... $  2,487  $  6,756  $ 5,664
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation....................................    1,763     1,306    1,136
  Amortization of intangibles.....................    1,202     1,308    1,296
  Amortization of financing fees..................      211       194      196
  Deferred income taxes...........................   (3,442)      153     (169)
  Loss on disposition of assets...................       63       --       --
 Changes in operating assets and liabilities:
  Accounts receivable.............................   (1,729)   (7,401)     378
  Inventory.......................................   12,464   (14,775)  (1,602)
  Prepaid income taxes............................      106       --       --
  Prepaid expenses................................     (457)   (1,470)     248
  Accounts payable................................   (2,069)    4,496      406
  Accrued liabilities and wages...................    1,332     2,967      122
  Accrued income taxes............................      --       (729)     569
  Accrued interest payable........................       12        16      (21)
                                                   --------  --------  -------
   Net cash provided by (used in) operating
    activities....................................   11,943    (7,179)   8,223
                                                   --------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of asset......................      148       --       --
 Capital expenditures.............................   (6,274)   (3,461)  (1,362)
 Increase in intangible assets....................     (402)     (390)    (738)
 (Increase) decrease in other assets..............   (3,749)      594     (708)
                                                   --------  --------  -------
   Net cash used in investing activities..........  (10,277)   (3,257)  (2,808)
                                                   --------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from common stock issuance..............      681     1,513      250
 Acquisition of treasury stock....................      --        --       (80)
 Increase in long-term debt.......................   13,075     9,000    2,285
 Reduction in long-term debt......................  (17,318)     (373)  (5,245)
                                                   --------  --------  -------
   Net cash (used in) provided by financing
    activities....................................   (3,562)   10,140   (2,790)
                                                   --------  --------  -------
NET DECREASE IN CASH AND CASH EQUIVALENTS.........   (1,896)     (296)   2,625
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR....    2,533     2,829      204
                                                   --------  --------  -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......... $    637  $  2,533  $ 2,829
                                                   ========  ========  =======
CASH PAID FOR INTEREST............................ $    511  $    420  $   333
CASH PAID FOR INCOME TAXES........................ $  3,873  $  4,630  $ 3,109

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Amended Annual Report on Form 10-K/A for the year ended September 30, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CELESTIAL SEASONINGS, INC.

                                                  /s/ David I. Rosenthal
                                          By: _________________________________
                                                     David I. Rosenthal
                                                 Senior Director of Finance

Date: December 29, 1999

   Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K/A for the year ended September 30, 1999 has been signed below by the following persons, on behalf of the Registrant and in the capacities indicated on the date indicated.

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