Form 10-Q
period 1999-12-31
CELESTIAL SEASONINGS INC
filed 2000-02-04
CIK 729176

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

                            Yes [X]          No [ ]

As of January 21, 2000 the Registrant had 8,392,745 shares of Common Stock, $0.01 Par Value, outstanding. This report on Form 10-Q contains 14 pages.
--------------------------------------------------------------------------------

                          CELESTIAL SEASONINGS, INC.


                                     INDEX
                                     -----


Part I - Financial Information
------------------------------

                                                                                        Page(s)
                                                                                        -------
     Item 1.   Financial Statements

               Unaudited consolidated income statements                                        3

               Unaudited consolidated balance sheets                                           4

               Unaudited consolidated statements of cash flows                                 5

               Notes to unaudited consolidated financial statements                          6-8

     Item 2.   Management's Discussion and Analysis of Financial Condition and              9-12
               Results of Operations


Part II - Other Information
---------------------------

     Item 1.   Legal Proceedings                                                              13


     Item 6.   Exhibits and Reports on Form 8-K                                               13


     Signatures                                                                               14

                          CELESTIAL SEASONINGS, INC.
                        CONSOLIDATED INCOME STATEMENTS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                        Three Months Ended
                                                           December 31,
                                                       --------------------
                                                         1999        1998
                                                       --------     -------
Case volume                                               1,783       1,896
                                                       ========     =======

Net sales                                              $ 35,653     $37,662

Cost of goods sold                                       12,622      14,003
                                                       --------     -------
   Gross profit                                          23,031      23,659

Operating expenses:
   Selling and marketing                                 15,218      17,244
   General and administrative                             1,716       1,694
   Amortization of intangibles                              294         311
                                                       --------     -------
          Total operating expenses                       17,228      19,249

Operating income                                          5,803       4,410

Interest expense                                            194         242
                                                       --------     -------

Income before income taxes                                5,609       4,168

Income taxes                                              2,075       1,563
                                                       --------     -------

Net income                                             $  3,534     $ 2,605
                                                       ========     =======

Earnings per share-basic:
   Net income per common share                         $   0.42     $  0.31
                                                       ========     =======

   Weighted average common shares                         8,358       8,307
                                                       ========     =======

Earnings per share-assuming dilution:
   Net income per common share                         $   0.40     $  0.30
                                                       ========     =======

   Weighted average common shares                         8,810       8,771
                                                       ========     =======

    See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                    ASSETS

                                                                          December 31,      September 30,
                                                                              1999               1999
                                                                         ------------       ------------
Current assets:
  Cash and cash equivalents                                              $     1,995         $       637
  Accounts receivable, net of allowance for doubtful                          23,150              16,885
     accounts (Dec. - $375, Sept. - $727)
  Inventory                                                                    9,626              10,721
  Deferred income taxes                                                        2,576               3,461
  Prepaid income taxes                                                             -                 524
  Other current assets                                                         3,200               2,568
                                                                         -----------         -----------
     Total current assets                                                     40,547              34,796

Property, plant and equipment, net                                            24,110              23,540
Intangible assets, net                                                        11,926              12,078
Goodwill, net                                                                  5,520               5,590
Deferred income taxes                                                            292                 291
Other assets                                                                   4,822               4,552
                                                                         -----------         -----------

Total assets                                                             $    87,217         $    80,847
                                                                         ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $     8,519         $     6,587
  Accrued liabilities and wages                                                9,992               8,883
  Accrued income taxes                                                           638                   -
  Accrued interest payable                                                        84                  59
  Current portion of long-term debt                                              392                 375
                                                                         -----------         -----------
     Total current liabilities                                                19,625              15,904

Long-term debt                                                                 9,395              10,455

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value - authorized 15,000,000 shares:
   Dec. - issued 8,385,375 shares, outstanding 8,367,575 shares;
   Sept. - issued 8,369,135 shares, outstanding 8,351,335 shares                  84                  84
  Capital surplus                                                             35,865              35,691
  Retained earnings                                                           22,423              18,888
  Treasury stock, 17,800 shares of common stock at cost                         (175)               (175)
                                                                         -----------         -----------
     Total stockholders' equity                                               58,197              54,488
                                                                         -----------         -----------
Total liabilities and stockholders' equity                               $    87,217         $    80,847
                                                                         ===========         ===========

    See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                 Three Months Ended
                                                                                                    December 31,
                                                                                         ---------------------------------
                                                                                             1999                  1998
                                                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $      3,534            $   2,605
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Depreciation                                                                                  625                  430
    Amortization of intangibles                                                                   294                  311
    Amortization of financing fees                                                                 52                   52
    Deferred income taxes                                                                         884                 (149)
    Gain on sale of asset                                                                          (3)                (100)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                        (6,265)              (3,988)
    Inventory                                                                                   1,095                3,981
    Prepaid and other current expenses                                                           (632)              (1,487)
    Accounts payable                                                                            1,932               (1,561)
    Accrued liabilities and wages                                                               1,109                 (585)
    Accrued income taxes                                                                        1,162                1,708
    Accrued interest payable                                                                       25                   32
                                                                                         ------------         ------------
Net cash provided by operating activities                                                       3,812                1,249
                                                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                                      3                  148
  Capital expenditures                                                                         (1,195)                 (44)
  Increase in intangible assets                                                                   (71)                 (26)
  Increase in other assets                                                                       (322)                 (65)
                                                                                         ------------         ------------
Net cash (used in) provided by investing activities                                            (1,585)                  13
                                                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                                                             174                   71
  Reduction in long-term debt, net                                                             (1,043)              (3,098)
                                                                                         ------------         ------------
Net cash used in financing activities                                                            (869)              (3,027)
                                                                                         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            1,358               (1,765)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  637                2,533
                                                                                         ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $      1,995         $        768
                                                                                         ============         ============

CASH PAID FOR INTEREST                                                                   $        110         $        160
CASH PAID FOR INCOME TAXES                                                               $         29         $          4

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

     Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements which are included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1999. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 2000. The Company believes that this Quarterly Report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended December 31, 1999 and 1998 covered thereby.

     Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 452,000 and 464,000 weighted average shares for the quarters ended December 31, 1999 and 1998, respectively.

     Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires companies to disclose comprehensive income and its components. The Company currently has no items of other comprehensive income and therefore SFAS 130 does not apply.

     Operating Segments - The Company has two reportable segments, which are segregated by product line: beverages and dietary supplements. The Company's beverage products are sold in all 50 states and approximately 50 countries, while its dietary supplement products are primarily sold in the United States. Other includes corporate general and administrative expense and the Company's direct retail business. Trade and consumer promotion expenses for specific product lines are charged directly to operating segments.

                                                             Three months ended
                                                                December 31,
                                                   ---------------------------------------
                                                        1999                        1998
                                                   ------------               ------------
         Net sales:
               Beverages                           $     32,149               $     31,821
               Dietary supplements                        1,688                      4,601
               Other                                      1,816                      1,240
                                                   ------------               ------------
                     Total net sales               $     35,653               $     37,662
                                                   ============               ============

         Operating income (loss):
               Beverages                           $      8,031               $     10,108
               Dietary supplements                           91                     (3,777)
               Other                                     (2,319)                    (1,921)
                                                   ------------               ------------
                      Total operating income              5,803                      4,410
         Interest expense                                  (194)                      (242)
                                                   ------------               ------------
         Income before income taxes                $      5,609               $      4,168
                                                   ============               ============


                                                    December 31,              September 30,
                                                         1999                     1999
                                                   ------------               ------------
         Assets:
               Beverages                           $     68,335               $     68,784
               Dietary supplements                        3,770                      4,771
               Other                                     15,112                      7,292
                                                   ------------               ------------
                      Total assets                 $     87,217               $     80,847
                                                   ============               ============


2.       DETAIL OF INVENTORY ACCOUNTS

                                                   December 31,               September 30,
                                                       1999                       1999
                                                   -------------              ------------
         Raw materials and supplies                $       6,670              $      7,901
         Work in process                                   1,460                     1,626
         Finished goods                                    4,288                     4,117
                                                   -------------              ------------
                                                          12,418                    13,644
         Less inventory reserves                          (2,792)                   (2,923)
                                                   -------------              ------------
         Total                                     $       9,626              $     10,721
                                                   =============              ============

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

     On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. On September 5, 1997, however, the court of appeals reversed the decision of the district court and returned the case to the district court for further proceedings. The case was certified as a class action.

     On November 4, 1999, the Company reached a settlement with the plaintiff, which resulted in a pre-tax charge of $1.2 million during the fourth quarter of 1999. The settlement is subject to completion of a definitive settlement stipulation to be filed in the district court, court approval of the settlement and finalization of court proceedings. The Company anticipates that the settlement will be finalized in the spring of 2000.

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

                                                                              Quarter Ended
                                    ---------------------------------------------------------------------------------------------
                                     Fiscal 2000                                     Fiscal 1999
                                    -------------   -----------------------------------------------------------------------------
                                                       Sept. 30          Sept. 30
                                                      after non-        before non-
                                       Dec. 31      recurring items   recurring items      June 30        Mar. 31       Dec. 31
                                    -------------   ---------------   ---------------    -----------    -----------   -----------
                                                                                  (in thousands)
Case sales                               1,783             1,194             1,267           1,229          1,733         1,896
Net sales                            $  35,653       $    19,876       $    24,974       $  20,737      $  31,576     $  37,662
Gross profit                            23,031             5,321            14,426          12,705         21,244        23,659
Operating income (loss)                  5,803            (7,061)            3,244           2,054          4,367         4,410
Operating margin                          16.3%            (35.5)%            12.9%            9.9%          13.8%         11.7%
Net income (loss)                    $   3,534       $    (3,933)      $     1,977       $   1,202      $   2,613     $   2,605
Percent of fiscal year net sales           N/A               N/A              21.7%           18.0%          27.5%         32.8%

         Quarterly fluctuations in sales volume and operating results are due to a number of factors, including the timing of trade promotions, advertising and consumer promotions. Due to the timing and extent of these factors, the impact on sales volume and operating results can be significant.

         During the fourth quarter of 1999, the Company decided to cease production of its 30 count dietary supplements product line. In conjunction with the discontinuance of the 30 count products, the Company decided to offer a return program to its customers. Accordingly, the Company reversed sales and cost of sales for the estimated 30 count products still with customers and recorded a write-down of inventory on hand and expected to be returned. The estimated sales returns were $5.1 million and the net effect on cost of goods sold of the estimated returns and inventory write-offs was $4.0 million. The effect of these non-recurring items is reflected in the table above. The non-recurring items set forth above also include the cost relating to the lawsuit settlement previously described.

Results of Operations

         The following table is derived from the Company's unaudited consolidated income statements for the periods indicated and presents (i) the results of operations as a percentage of net sales and (ii) the percentage change in the dollar amounts of each item from the prior period.

                                                                                            Period-to-Period
                                                     Percentage of Net Sales               Increase/(Decrease)
                                                 ---------------------------------      --------------------------
                                                        Three Months Ended                 Three Months Ended
                                                           December 31,                       December 31,
                                                 ---------------------------------      --------------------------
                                                     1999                1998                 1999 to 1998
                                                 -------------       -------------      --------------------------
         Net sales                                  100.0%             100.0%                    (5.3)%
         Cost of goods sold                          35.4               37.2                     (9.9)
                                                 --------            -------
         Gross profit                                64.6               62.8                      2.7
         Selling and marketing                       42.7               45.8                    (11.7)
         General and administrative                   4.8                4.5                      1.3
         Amortization of intangibles                  0.8                0.8                     (5.8)
                                                 --------            -------
         Operating income                            16.3               11.7                     31.6
         Interest expense                             0.6                0.6                    (19.8)
                                                 --------            -------
         Income before income taxes                  15.7               11.1                     34.6
         Income taxes                                 5.8                4.2                     32.8
                                                 --------            -------
         Net income                                   9.9%               6.9%                    35.7%
                                                 ========            =======

Three Months Ended December 31, 1999 Compared to the Three Months Ended December 31, 1998

         Net sales. Net sales for the three months ended December 31, 1999 decreased 5.3% to $35.7 million from $37.7 million for the comparable period in fiscal 1999. The decrease in net sales was primarily the result of decreased sales volume of the Company's dietary supplement products. The Company's dietary supplement products contributed net sales of approximately $1.6 million during the first quarter of fiscal 2000, as compared to $4.6 million for the comparable period in fiscal 1999. Revenues from dietary supplements in fiscal 1999 reflected retailers' initial stocking of the Company's products and, as a result, were significantly higher than fiscal 2000 revenues. Net sales of the Company's beverage products increased 1% to $32.1 million from $31.8 million for the comparable period in fiscal 1999. Beverage revenue was adversely affected by unusually warm weather in November 1999 and a downward adjustment in inventories of the Company's products maintained by retailers. Management believes that, while the adjustment in retailer inventories is largely completed, revenues in the second quarter of fiscal 2000 could still be affected.

         Gross profit. Gross profit for the three months ended December 31, 1999 decreased 2.7% to $23.0 million from $23.7 million for the comparable period in fiscal 1999. The Company's gross profit margin as a percent of net sales increased to 64.6% from 62.8% in the same quarter last year. The Company experienced increased margins as a result of better tea product mix, improved efficiencies in manufacturing, and lower sales of dietary supplements that generate lower gross margins.

         Selling and marketing expenses. Selling and marketing expenses for the three months ended December 31, 1999 decreased 11.7% to $15.2 million from $17.2 million for the comparable period in fiscal 1999, and decreased as a percentage of net sales to 42.7% from 45.8%. The decrease in selling and marketing expenses was primarily due to lower advertising expenses, much of which related to dietary supplements last year, offset by increased trade spending on tea which included funding to build new distribution on tea.

         General and administrative expenses. General and administrative expenses for the three months ended December 31, 1999 remained consistent with the comparable period in fiscal 1999.

         Amortization of intangibles. Amortization of intangibles, including amortization of goodwill and other intangible assets for the three months ended December 31, 1999, remained consistent with the comparable period in fiscal 1999.

         Operating income. Operating income for the three months ended December 31, 1999, increased 31.6% to $5.8 million from $4.4 million for the comparable period in fiscal 1999, primarily due to selling and marketing expenses. Operating income as a percentage of net sales increased to 16.3% from 11.7%.

         Interest expense. Interest expense for the three months ended December 31, 1999 decreased by $48,000 from the comparable period in fiscal 1999.

         Income taxes. Income tax expense for the three months ended December 31, 1999 increased 32.8% from the comparable period in fiscal 1999 due to increased pre-tax income.

Liquidity and Capital Resources

         The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Other than funding ongoing operations, the Company's principal uses of funds in the future will be the development of new or existing beverage, dietary supplement and other products and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under credit facilities. The Company currently believes that funds from operations and funds expected to be available under the Company's credit facilities are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made.

         Cash and cash equivalents increased $1.4 million for the three months ended December 31, 1999. Cash provided by operating activities was $3.8 million for the three months ended December 31, 1999. The Company used cash flow for investing activities in the amount of $1.6 million, and financing activities used cash of $869,000 for the three months ended December 31, 1999.

         The Company incurred capital expenditures of approximately $1.2 million during the three months ended December 31, 1999, primarily for factory and computer equipment and $71,000 for the design and development of new packaging artwork. The Company currently anticipates capital expenditures of approximately $4.5 million in fiscal 2000.

Year 2000 Compliance

         The Company's internal business systems have experienced no material Year 2000 compliance related problems. In addition, the Company is not aware of any Year 2000 related issues with any of its customers, suppliers or other third parties with whom it has business relationships. The Company does not expect any significant financial statement or operational impact due to Year 2000 related issues.

Forward Looking Statements

         The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations," "Liquidity and Capital Resources" and "Year 2000 Compliance" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission, and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, consumer and store acceptance of new products, inventory adjustments by retailers, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         There were no reports on Form 8-K for the quarter ended December 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CELESTIAL SEASONINGS, INC.
                                    (Registrant)


         February 4, 2000           By: /s/ David I. Rosenthal
                                        ----------------------
                                          David I. Rosenthal

                                          Sr. Director of Finance
                                          (Principal Financial Officer)

                               INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                                                  Sequentially
                                                                                    Numbered
 Exhibit No.                                   Description                            Pages
 ----------                                    -----------                           ------
   23.1       -   Report of Deloitte & Touche LLP on unaudited consolidated            16
                  financial statements