Form 10-Q
period 2000-03-31
CELESTIAL SEASONINGS INC
filed 2000-05-08
CIK 729176

________________________________________________________________________________
                                UNITED  STATES
                     SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D.C.  20549

                                   FORM  10-Q

            [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                              Yes [X]     No [_]

As of April 28, 2000 the Registrant had 8,415,758 shares of Common Stock, $0.01 Par Value, outstanding. This report on Form 10-Q contains 17 pages.
________________________________________________________________________________

                          CELESTIAL  SEASONINGS,  INC.



                                     INDEX
                                     -----



Part I - Financial Information
------------------------------



                                                                         Page(s)
                                                                         -------

Item 1.      Financial Statements


             Unaudited consolidated income statements                         3

             Unaudited consolidated balance sheets                            4

             Unaudited consolidated statements of cash flows                  5

             Notes to unaudited consolidated financial statements           6-8

Item 2.      Management's Discussion and Analysis of Financial             9-12
             Condition and Results of Operations



Part II - Other Information
---------------------------



Item 1.       Legal Proceedings                                             13

Item 4.       Submission of Matters to a Vote of Security Holders           13

Item 5.       Other Information                                             13

Item 6.       Exhibits and Reports on Form 8-K                              13

Signatures                                                                  14

                         CELESTIAL  SEASONINGS,  INC.
                       CONSOLIDATED  INCOME  STATEMENTS
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                          March 31,                               March 31,
                                             --------------------------------        ---------------------------------
                                                 2000                 1999                2000                 1999
                                             -----------          -----------        ------------          -----------
Case volume                                        1,798                1,733               3,581                3,629
                                             -----------          -----------        ------------          -----------

Net sales                                    $    34,879          $    31,576        $    $70,532          $    69,238

Cost of goods sold                                11,647               10,332              24,269               24,335
                                             -----------          -----------        ------------          -----------
   Gross profit                                   23,232               21,244              46,263               44,903

Operating expenses:
   Selling and marketing                          14,875               15,288              30,094               32,532
   General and administrative                      2,120                1,284               3,836                2,978
   Amortization of intangibles                       282                  305                 576                  616
                                             -----------          -----------        ------------          -----------
          Total operating expenses                17,277               16,877              34,506               36,126

Operating income                                   5,955                4,367              11,757                8,777

Interest expense                                     146                  186                 340                  428
                                             -----------          -----------        ------------          -----------

Income before income taxes                         5,809                4,181              11,417                8,349

Income taxes                                       1,975                1,568               4,050                3,131
                                             -----------          -----------        ------------          -----------

Net income                                   $     3,834          $     2,613        $      7,367          $     5,218
                                             ===========          ===========        ============          ===========

Earnings per share-basic:
   Net income per common share               $     0 .46          $      0.31        $       0.88          $       .63
                                             ===========          ===========        ============          ===========

   Weighted average common shares                  8,387                8,313               8,372                8,310
                                             ===========          ===========        ============          ===========

Earnings per share-assuming dilution:
   Net income per common share               $       .43          $      0.29        $       0.83          $      0.59
                                             ===========          ===========        ============          ===========

   Weighted average common shares                  9,011                9,003               8,914                8,902
                                             ===========          ===========        ============          ===========

     See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)
                                  (unaudited)

                                  ASSETS
                                                                                 March 31,              September 30,
                                                                                   2000                     1999
                                                                               -----------              ------------
Current assets:
  Cash and cash equivalents                                                    $     1,202              $        637
  Accounts receivable, net of allowance for doubtful
     accounts (Mar. - $459, Sept. - $727)                                           22,899                    16,885
  Inventory                                                                         10,232                    10,721
  Deferred income taxes                                                              2,029                     3,461
  Prepaid income taxes                                                                   -                       524
  Other current assets                                                                 972                     2,568
                                                                               -----------              ------------
     Total current assets                                                           37,334                    34,796

Property, plant and equipment, net                                                  22,772                    23,540
Intangible assets, net                                                              11,655                    12,078
Goodwill, net                                                                        5,450                     5,590
Deferred income taxes                                                                  293                       291
Other assets                                                                         5,993                     4,552
                                                                               -----------              ------------

Total assets                                                                   $    83,497              $     80,847
                                                                               ===========              ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $     4,669              $      6,587
  Accrued liabilities and wages                                                      9,935                     8,883
  Accrued income taxes                                                                 653                         -
  Accrued interest payable                                                              41                        59
  Current portion of long-term debt                                                    400                       375
                                                                               -----------              ------------
     Total current liabilities                                                      15,698                    15,904

Long-term debt                                                                       5,167                    10,455

Commitments and contingencies

Stockholders' equity:
    Common stock, $.01 par value - authorized 15,000,000 shares:
      Mar. - issued 8,420,275 shares, outstanding 8,402,475 shares;
      Sept. - issued 8,369,135 shares, outstanding 8,351,335 shares                     84                        84
  Capital surplus                                                                   36,468                    35,691
  Retained earnings                                                                 26,255                    18,888
  Treasury stock, 17,800 shares of common stock at cost                               (175)                     (175)
     Total stockholders' equity                                                     62,632                    54,488
                                                                               -----------              ------------

Total liabilities and stockholders' equity                                     $    83,497              $     80,847
                                                                               ===========              ============

    See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                   --------------------------------
                                                                                      2000                  1999
                                                                                   ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $    7,367            $    5,218
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation                                                                        1,320                   848
    Amortization of intangibles                                                           576                   616
    Amortization of financing fees                                                        106                   105
    Deferred income taxes                                                               1,430                  (316)
    Gain on sale of assets                                                                 (3)                 (100)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (6,014)               (1,413)
    Inventory                                                                             489                 3,929
    Other current and non-current assets                                                  573                    85
    Accounts payable                                                                   (1,918)               (4,007)
    Accrued liabilities and wages                                                       1,052                  (908)
    Accrued income taxes                                                                  653                     -
    Accrued interest payable                                                              (18)                   24
                                                                                   ----------            ----------
Net cash provided by operating activities                                               5,613                 4,081
                                                                                   ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                              3                   148
  Capital expenditures                                                                   (552)                 (775)
  Increase in intangible assets                                                           (13)                  (85)
  Increase in other assets                                                                  -                   (21)
                                                                                   ----------            ----------
Net cash used in investing activities                                                    (562)                 (733)
                                                                                   ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance                                                     777                   268
  Increase in long-term debt                                                            9,355                 2,800
  Reduction in long-term debt                                                         (14,618)               (8,673)
                                                                                   ----------            ----------
Net cash used in financing activities                                                  (4,486)               (5,605)
                                                                                   ----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      565                (2,257)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          637                 2,533
                                                                                   ----------            ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    1,202            $      276
                                                                                   ==========            ==========

CASH PAID FOR INTEREST                                                             $      357            $      300
CASH PAID FOR INCOME TAXES                                                         $    1,443            $    2,897

     See accompanying notes to unaudited consolidated financial statements.

                          CELESTIAL SEASONINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   GENERAL

     Basis of Presentation - Each fiscal quarter includes thirteen weeks. The Company's second fiscal quarter ended on the last Saturday of March. For presentation purposes, however, the second fiscal quarter is presented as if it ended on March 31.

     The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances have been eliminated in consolidation.

     Interim Financial Information - The financial information contained herein is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the information set forth. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements, which are included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1999. The Company's business is seasonal; therefore, results for interim periods are not necessarily indicative of results to be expected for the fiscal year of the Company ending September 30, 2000. The Company believes that this Quarterly Report filed on Form 10-Q is representative of its financial position, its results of operations and its cash flows for the periods ended March 31, 2000 and 1999 covered thereby.

     Earnings Per Share - In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," the increase in weighted average common shares - assuming dilution is due to the application of the treasury share method for outstanding stock options. The application of the treasury share method resulted in an additional 624,000 and 690,000 weighted average shares for the three months ended March 31, 2000 and 1999, respectively, and an additional 542,000 and 592,000 weighted average shares for the six months ended March 31, 2000 and 1999, respectively.

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

                                                    Three months ended                        Six months ended
                                                        March 31,                                 March 31,
                                              ------------------------------          ---------------------------------
                                                  2000              1999                   2000                 1999
                                                --------          --------               --------             --------
     Net sales:
       Beverages                              $    32,664       $    29,547           $     64,813         $     61,368
       Dietary supplements                          1,105             1,105                  2,779                5,706
       Other                                        1,110               924                  2,940                2,164
                                              -----------       -----------           ------------         ------------
         Total net sales                      $    34,879       $    31,576           $     70,532         $     69,238
                                              ===========       ===========           ============         ============

     Operating income (loss):
       Beverages                              $     8,641       $     9,135           $     16,672         $     19,243
       Dietary supplements                            349            (2,808)                   440               (6,585)
       Other                                       (3,035)           (1,960)                (5,355)              (3,881)
                                              -----------       -----------           ------------         ------------
         Total operating income                     5,955             4,367                 11,757                8,777
     Interest expense                                 146               186                    340                  428
                                              -----------       -----------           ------------         ------------
     Income before income taxes               $     5,809       $     4,181           $     11,417         $      8,349
                                              ===========       ===========           ============         ============

                                                 March 31,        September 30
                                              ---------------   ---------------
                                                   2000               1999
                                              ---------------   ---------------
     Assets:
       Beverages                              $        66,095   $        68,784
       Dietary supplements                              5,157             4,771
       Other                                           12,245             7,292
                                              ---------------   ---------------
         Total assets                         $        83,497   $        80,847
                                              ===============   ===============


2.   DETAIL OF INVENTORY ACCOUNTS


                                                 March 31,       September 30
                                                   2000              1999
                                              ---------------   ---------------
     Raw materials and supplies               $         6,356   $         7,901
     Work in process                                    1,013             1,626
     Finished goods                                     4,102             4,117
                                              ---------------   ---------------
                                                       11,471            13,644
     Less inventory reserves                           (1,239)           (2,923)
                                              ---------------   ---------------
     Total                                    $        10,232   $        10,721
                                              ===============   ===============

3.   LEGAL  PROCEEDINGS

     On May 5, 1995, a purported stockholder of the Company filed a lawsuit, Schwartz v. Celestial Seasonings, Inc. et. al., in the United States District
----------------------------------------------
Court for the District of Colorado (Civil Action Number: 95-K-1045), in connection with disclosures by the Company concerning the Company's license agreement with Perrier Group of America, Inc. which was terminated on January 1, 1995. In addition to the Company, the complaint names as defendants certain of the Company's present and former directors and officers, PaineWebber, Inc., Shearson/Lehman Brothers, Inc., and Vestar/Celestial Investment Limited Partnership. The complaint, which was pled as a class action on behalf of persons who acquired the Company's common stock from July 12, 1993 through May 18, 1994, sought money damages from the Company and the other defendants for the class in the amount of their loss on their investment in the Company's common stock, punitive damages, costs and expenses of the action, and such other relief as the court may order.

     On November 6, 1995, the federal district court granted a motion by the Company and the other defendants to dismiss the case. On September 5, 1997, however, the court of appeals reversed the decision of the district court and returned the case to the district court for further proceedings. The case was certified as a class action.

     On November 4, 1999, the Company reached a settlement with the plaintiff, which resulted in a pre-tax charge of $1.2 million during the fourth quarter of 1999. The settlement was subject to completion of a definitive settlement stipulation to be filed in the district court and court approval of the settlement. On April 25, 2000, the settlement was approved by the courts. The settlement will become final after the expiration of the appeal period in 30 days. The Company does not expect any additional shareholder lawsuits related to this matter.

     The Company is also a party to ordinary routine litigation incidental to its business. The Company does not expect any of such incidental litigation to have a material adverse effect on the Company's results of operations or financial condition.

4.   MERGER

     On March 6, 2000, the Company and The Hain Food Group announced that they had executed a definitive agreement to combine operations under the name The Hain Celestial Group, Inc. Under the terms of the agreement, 1.265 shares of Hain common stock will be exchanged for each outstanding share of the Company's common stock. The merger is expected to be accounted for as a pooling-of-interests and will be treated as a tax-free reorganization for all of the Company's shareholders. The Company has scheduled a special shareholders meeting for May 30, 2000 to vote on the proposed merger, and, if Celestial and Hain stockholders approve the merger, management anticipates the merger will be completed shortly after the vote.

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

                                                                             Quarter Ended
                                     ---------------------------------------------------------------------------------------------
                                            Fiscal 2000                                    Fiscal 1999
                                     ------------------------  -------------------------------------------------------------------
                                       Mar. 31      Dec. 31      Sept. 30 after   Sept.30 before   June 30    Mar. 31    Dec. 31
                                                                 non-recurring    non-recurring
                                                                     items            items
                                     -----------   ----------  --------------------------------------------  ----------  ---------
Case volume                              1,798        1,783           1,194           1,267          1,229       1,733      1,896
Net sales                              $34,879      $35,653         $19,876         $24,974        $20,737     $31,576    $37,662
Gross profit                            23,232       23,031           5,321          14,426         12,705      21,244     23,659
Operating income                         5,955        5,803          (7,061)          3,224          2,054       4,367      4,410
Operating margin                          17.1%        16.3%         (35.5)%           12.9%           9.9%       13.8%      11.7%
Net income (loss)                      $ 3,834      $ 3,534         $(3,933)        $ 1,977        $ 1,202     $ 2,613    $ 2,605
Percent of fiscal year net sales           N/A          N/A             N/A            21.7%          18.0%       27.5%      32.8%

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


                                                                                                         Period-to-Period
                                                                                                            Percentage
                                                   Percentage of Net Sales                             Increase/(Decrease)
                                -----------------------------------------------------------  ------------------------------------
                                                                                                Three Months        Six Months
                                  Three Months Ended               Six Months Ended                 Ended              Ended
                                        March 31,                       March 31,                 March 31,          March 31,
                                -----------------------------  ----------------------------  -------------------  -----------------
                                   2000             1999           2000             1999         2000 to 1999       2000 to 1999
                                ----------      -----------    -----------      -----------  -------------------  -----------------
Net sales                           100.0%           100.0%         100.0%           100.0%                10.5%               1.9%
Cost of goods sold                   33.4             32.7           34.4             35.2                 12.7               (0.3)
                                    -----            -----           ----            -----
Gross profit                         66.6             67.3           65.6             64.8                  9.4                3.0
Selling and marketing                42.6             48.4           42.8             47.0                 (2.7)              (7.5)
General and administrative            6.1              4.1            5.4              4.3                 65.2               28.8
Amortization of intangibles           0.8              1.0            0.8              0.9                 (7.1)              (6.5)
                                    -----            -----           ----            -----
Operating income                     17.1             13.8           16.6             12.6                 36.3               33.9
Interest expense                      0.4              0.6            0.5              0.6                (21.8)             (20.6)
                                    -----            -----           ----            -----
Income before income taxes           16.7             13.2           16.1             12.0                 38.9               36.7
Income taxes                          5.7              4.9            5.7              4.5                 25.9               29.4
                                    -----            -----           ----            -----
Net income                           11.0%             8.3%          10.4%             7.5%                46.7%              41.2%
                                    =====            =====           ====            =====

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Net sales. Net sales for the three months ended March 31, 2000 increased 10.5% to $34.9 million from $31.6 million for the comparable period in fiscal 1999. The net sales increase was primarily the result of increased sales of the Company's tea products and favorable mix resulting in a higher average price per case. Net sales of the Company's beverage products increased 10.5% to $32.7 million from $29.5 million for the comparable period in fiscal 1999.

     Gross profit. Gross profit for the three months ended March 31, 2000 increased 9.4% to $23.2 million from $21.2 million for the comparable period in fiscal 1999. The Company's gross profit margin as a percent of net sales decreased to 66.6% from 67.3% for the comparable prior year period. This decrease was partially due to increased cost of raw materials.

     Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2000 decreased 2.7% to $14.9 million from $15.3 million for the comparable period in fiscal 1999, and decreased as a percentage of net sales to 42.6% from 48.4%. The decrease in selling and marketing expenses was due to reductions in advertising expense, much of which related to supplements, partially offset by increases in trade spending on teas which included funding to build new distribution.

     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2000 increased 65.0% from the comparable period in fiscal 1999, and increased as a percentage of net sales to 6.1% from 4.1%. The increase was primarily due to additional accounting expenses related to the merger discussed below and additional accruals for employee incentive bonuses and community contributions.

     Operating income. Operating income for the three months ended March 31, 2000, increased 36.3% to $6.0 million from $4.4 million for the comparable period in fiscal 1999 and as a percentage of net sales increased to 17.1% from 13.8%. The increase was a result of the above factors and the absence in 2000 of operating losses from dietary supplements.

     Interest expense. Interest expense for the three months ended March 31, 2000 decreased 21.8% from the comparable period in fiscal 1999 primarily as a result of decreased borrowings under the Company's credit facility.


Six Months Ended March 31, 2000 Compared to the Six Months Ended March 31, 1999

     Net sales. Net sales for the six months ended March 31, 2000 increased 1.9% to $70.5 million from $69.2 million for the comparable period in fiscal 1999. Net sales growth was primarily the result of increased sales of the Company's green tea and wellness tea products. This increase was partially offset by a decrease in sales of the Company's specialty black tea products. The Company's wellness tea products contributed net sales of approximately $12.6 million during the first half 2000, as compared to $9.0 million for the comparable period in 1999. Net sales of the Company's beverage products increased 5.5% to $64.8 million from $61.4 million for the comparable period in fiscal 1999.

     Gross profit. Gross profit for the six months ended March 31, 2000 increased 3.0% to $46.2 million from $44.9 million for the comparable period in fiscal 1999. The Company's gross profit margin as a percent of net sales remained relatively unchanged from 1999. The Company experienced increased margins in its beverage segment due to increased sales of its higher margin green tea products and decreased sales of its lower margin specialty black tea products.

     Selling and marketing expenses. Selling and marketing expenses for the six months ended March 31, 2000 decreased 7.5% to $30.1 million from $32.5 million for the comparable period in fiscal 1999, and decreased as a percentage of net sales to 42.7% from 47.0%. The decrease in selling and marketing expenses was primarily due to a decrease in advertising expenses related to dietary supplements and decreased consumer promotion expenses associated with the Company's beverage products, offset by increases in trade promotion expenses that included funding to build distribution.

     General and administrative expenses. General and administrative expenses for the six months ended March 31, 2000 increased 28.8% from the comparable period in fiscal 1999, and increased as a percentage of net sales to 5.4% from 4.3%. The increase was primarily due to accounting fees incurred in conjunction with the merger discussed below and increased accruals for employee incentive bonuses and community contributions.

     Operating income. Operating income for the six months ended March 31, 2000 increased 34.0% to $11.8 million from $8.8 million for the comparable period in fiscal 1999, and as a percentage of net sales increased to 16.7% from 12.7%.

     Interest expense. Interest expense for the six months ended March 31, 2000 decreased 20.6% from the comparable period in fiscal 1999 primarily as a result of decreased borrowings under the Company's credit facility.


Liquidity and Capital Resources

     The operations of the Company historically have been funded with a combination of internally generated funds and external borrowings. Other than funding ongoing operations, the Company's principal uses of funds in the future are expected to be the development of new or existing beverage and wellness products and the possible acquisition of brands, product lines or other assets. The Company expects its primary sources of financing for its future business activities will be funds from operations plus borrowings under credit facilities. The Company's credit facility will terminate if the merger described below is completed, and management is currently negotiating terms of a revised credit facility to apply if the merger is completed. The Company believes that the negotiations will be successfully completed by May 30, 2000. The Company currently believes those funds from operations and funds expected to be available under the Company's credit facilities are likely to be sufficient to meet operating and capital requirements unless a significant acquisition is made.

     Cash and cash equivalents increased $565,000 for the six months ended March 31, 2000. Cash provided by operating activities was $5.6 million for the six months ended March 31, 2000. The Company's investing activities used cash of $0.6 million and financing activities used cash of $4.5 million for the six months ended March 31, 2000.

     The Company incurred capital expenditures of approximately $552,000 during the six months ended March 31, 2000, including $446,000 in computer equipment.

Merger with The Hain Food Group

     On March 5, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Hain Food Group, Inc. ("Hain"). The Merger Agreement contemplates that following approval of the stockholders of the Company and Hain, a wholly-owned subsidiary of Hain will merge with and into the Company and will become a wholly-owned subsidiary of Hain. Under the terms of the Merger Agreement, 1.265 shares of Hain common stock will be exchanged for each outstanding share of the Company common stock. The merger is intended to qualify as a tax-free reorganization for federal income tax purposes and as a "pooling-of-interests" for accounting purposes. Consummation of the acquisition is subject to certain conditions, including the approval of the stockholders of both the Company and Hain.

Forward Looking Statements

     The statements contained in this Quarterly Report on Form 10-Q which are not historical facts, including, but not limited to, statements found under the captions "Results of Operations," "Liquidity and Capital Resources," and "Merger with The Hain Food Group" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including, without limitation, the portions of such reports under the captions referenced above, and the uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission and other public statements. Such risks and uncertainties include, without limitation, seasonality, interest in the Company's products, general economic conditions, consumer trends, inventory levels maintained by customers, costs and availability of raw materials and management information systems, competition, litigation and the effect of governmental regulation. The Company disclaims any intention or obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

The information in Note 3 to the Unaudited Consolidated Financial Statements included in Part I is incorporated herein.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The annual meeting of stockholders of the Company was held on February 11, 2000. The following matters were submitted to a vote of the stockholders:

(a) Election of directors - Two Class II directors were elected to serve until the 2002 annual meeting of stockholders and until their successors are elected.

                             Total Votes For             Total Votes Withheld
                          ---------------------      ---------------------------
      Mo Siegel                7,607,820                       80,913
      James P. Kelley          7,607,461                       81,272


(b) Appointment of independent auditors - The proposal to ratify the appointment of approved by a vote of Deloitte & Touche LLP as the Company's certified public accountants the fiscal year ending September 30, 2000 was approved by a vote of 7,666,444 shares in favor, 12,234 shares against, and 10,055 shares for abstaining.

Item 5.  Other Information
--------------------------

None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

Exhibit No.                             Description
-----------                             -----------

    15       -   Letter of Deloitte & Touche LLP regarding unaudited interim financial information

  23.1       -   Report of Deloitte & Touche LLP on unaudited consolidated
                 financial statements

(b)  Reports on Form 8-K
     -------------------

     On March 5, 2000, the Company filed a Form 8-K relating to entering into an Agreement and Plan of Merger (the "Merger Agreement") with The Hain Food Group, Inc. ("Hain"). The Merger Agreement contemplates that following approval of the stockholders of the Company and Hain, a wholly-owned subsidiary of Hain will merge with and into the Company and the Company will become a wholly-owned subsidiary of Hain.

(c) Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CELESTIAL SEASONINGS, INC.
                         (Registrant)


     May 8, 2000  By:    /s/ David I Rosenthal
                      ------------------------

                             David I. Rosenthal

                             Sr. Director of Finance
                             (Principal Financial Officer)

                               INDEX TO EXHIBITS


The following exhibits are filed pursuant to Item 601 of Regulation S-K.

                                                                                    Sequentially
                                                                                      Numbered
Exhibit No.                           Description                                       Pages
-----------                           -----------                                       -----
   15        -  Letter of Deloitte & Touche LLP regarding unaudited interim              16
                financial information

 23.1        -  Report of Deloitte & Touche LLP on unaudited consolidated                17
                financial statements